Form 10QSB
period 1996-06-30
CITIZENS FIRST FINANCIAL CORP
filed 1996-08-14
CIK 1006265

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10-QSB

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934



For the Quarterly Period Ended June 30, 1996    Commission File Number 1-14274
                               -------------                           -------


                        CITIZENS FIRST FINANCIAL CORP.
        ---------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


     Delaware                                                37-1351861
- - --------------------------                   -----------------------------------
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
 Incorporation or Organization)


                     301 Broadway, Normal, Illinois 61761
                    --------------------------------------
                   (Address of principal executive offices)


                                (309) 452-1102
                            ----------------------
               (Issuer's telephone number, including area code)


      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        (1)   YES     X         NO
                                  --------         ---------
                        (2)   YES     X         NO
                                  --------         ---------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      At July 31, 1995, the Registrant had 2,817,500 shares of Common Stock outstanding.


      Transitional Small Business Disclosure Format

      YES               NO     X
          --------         --------

                               TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                          PAGE
- - ------------------------------                                          ----

      Item 1 - Financial Statements

               Consolidated Balance Sheets as of June 30, 1996 and
               December 31, 1995....................................       1

               Consolidated Income Statements for the Six Months
               Ended June 30, 1996 and 1995.........................       2

               Consolidated Income Statements for the Three Months
               Ended June 30, 1996 and 1995.........................       3

               Consolidated Statements of Cash Flows for the Six
               Months Ended June 30, 1996 and 1995..................       4

               Consolidated Statement of Changes in Stockholders'
               Equity...............................................       5

      Item 2 - Management's Discussion and Analysis of Financial

               Condition and Results of Operations..................       8


PART II - OTHER INFORMATION

      Item 1 - Legal Proceedings....................................      14

      Item 2 - Changes in Securities................................      14

      Item 3 - Defaults Upon Senior Securities......................      14

      Item 4 - Submission of Matters to a Vote of Security Holders..      14

      Item 5 - Other Information....................................      14

      Item 6 - Exhibits and Reports on Form 8-K.....................      15


SIGNATURES..........................................................      16



                        PART I - FINANCIAL INFORMATION

                 CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                   AS OF JUNE 30, 1996 AND DECEMBER 31, 1995


                                                JUNE 30,           DECEMBER 31,
                                                  1996                 1995
                                            ----------------      --------------
                                                (UNAUDITED AND IN THOUSANDS)
ASSETS
 Cash and due from banks...................        $3,730               $3,197
 Interest-bearing deposits.................         8,515                3,405
                                                 --------             --------
     Total cash and cash equivalents.......        12,245                6,602
 Investment securities:
   Available for sale......................        21,094               18,887
   Held to maturity........................         2,500                5,992
                                                 --------             --------
     Total investment securities...........        23,594               24,879
 Loans.....................................       202,858              188,773
   Allowance for loan losses...............         (495)                (412)
                                                 --------             --------
     Net loans.............................       202,363              188,361
 Foreclosed real estate....................           109                   --
 Premises and equipment....................         4,955                4,914
 Federal Home Loan Bank of Chicago
   stock...................................         1,662                1,674
 Other assets..............................         2,954                2,208
                                                 --------             --------
     Total assets..........................      $247,882             $228,638
                                                 ========             ========
LIABILITIES AND EQUITY CAPITAL
Liabilities:
 Deposits..................................      $204,507             $209,864
 Advances by borrowers for taxes and
   insurance...............................           712                  710
 Other liabilities.........................         1,994                2,545
                                                 --------             --------
     Total liabilities.....................       207,213              213,119
Equity Capital:
 Preferred stock, $.01 par value; 1,000,000
   shares authorized and unissued..........            --                   --

 Common stock,  $.01 par value; 8,000,000
   shares authorized, 2,815,500 shares
   issued, less 225,400 of unearned ESOP
   shares..................................            28                   --
 Paid-in capital...........................        26,984                   --
 Retained earnings.........................        16,369               15,685
   Unrealized loss on securities available
     for sale, net of taxes................          (458)                (167)
 Unearned Employee Stock Option Plan
    shares.................................        (2,254)                  --
                                                 --------             --------
     Total equity capital..................        40,669               15,518
                                                 --------             --------
     Total liabilities and equity capital..      $247,882             $228,637
                                                 ========             ========

See notes to consolidated financial statements.



                 CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED INCOME STATEMENTS


                                                 FOR THE SIX MONTHS ENDED
                                            ---------------------------------
                                              JUNE 30,            JUNE 30,
                                                1996                1995
                                            -------------      --------------
                                               (UNAUDITED AND IN THOUSANDS)
Interest income:
 Interest on loans.........................     $7,845              $6,962
 Interest on investments...................        988               1,248
                                                ------              ------
   Total interest income...................      8,833               8,210
                                                ------              ------
Interest expense:
 Interest on savings deposits..............      5,150               4,802
 Interest on borrowings....................         29                  78
                                                ------              ------
   Total interest expense..................      5,179               4,880
                                                 -----              ------
Net interest income........................      3,654               3,330
 Provision for loan losses.................         75                  49
                                                ------              ------
   Net interest income after provision
     for loan..............................      3,579               3,281
                                                ------              ------
Other income:
 Net loan sale gains.......................        137                  70
 Loan fees.................................        354                 238
 NOW fees..................................        219                 183
 Branch fees...............................         41                  42
 Late charges..............................         31                  31
 Other operating income....................         44                  14
                                                ------              ------
   Total other income......................        826                 578
 Other expense:
 Salaries and benefits.....................      1,852               1,840
 Loan related expenses.....................        141                  62
 Occupancy.................................        384                 333
 Deposit insurance/OTS assessment..........        271                 273
 Data processing & ATM expense.............        191                 241
 Advertising...............................         79                  69
 Other operating expense...................        369                 353
                                                ------              ------
                                                 3,287               3,171
                                                ------              ------

 Pre-tax income............................      1,118                 688
 Taxes.....................................        434                 267
                                                 -----               -----
 Net income................................     $  684              $  421
                                                ======              ======



See notes to consolidated financial statements.




                 CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED INCOME STATEMENTS

                                               FOR THE THREE MONTHS ENDED
                                            ---------------------------------
                                              JUNE 30,            JUNE 30,
                                                1996                1995
                                            -------------      --------------
                                               (UNAUDITED AND IN THOUSANDS)
Interest income:
 Interest on loans.........................     $4,007              $3,563
 Interest on investments...................        530                 620
                                                ------              ------
   Total interest income...................      4,537               4,183
                                                 -----               -----
Interest expense:
 Interest on savings deposits..............      2,535               2,497
 Interest on borrowings....................         29                  31
                                                ------              ------
   Total interest expense..................      2,564               2,528
                                                 -----               -----
Net interest income........................      1,973               1,655
 Provision for loan losses.................         37                  35
                                                ------              ------
 Net interest income.......................      1,936               1,620
                                                 -----               -----
Other income:
 Net loan sale gains.......................         31                  11
 Loan fees.................................        186                 130
 NOW fees..................................        119                  90
 Branch fees...............................         21                  22
 Late charges..............................         15                  16
 Other operating income....................          6                   7
                                                ------              ------
                                                   378                 276
                                                   ---                 ---
Other expense:
 Salaries and benefits.....................        983               1,088
 Loan related expenses.....................         81                  36
 Occupancy.................................        196                 172
 Deposit insurance/OTS assessment..........        136                 137
 Data processing & ATM expense.............         93                 124
 Advertising...............................         38                  40
 Other operating expense...................        204                 185
                                                ------              ------
                                                 1,731               1,782
                                                ------              ------
Pre-tax income.............................        583                 114
Taxes......................................        226                  50
                                                 -----               -----
 Net income................................     $  357              $   64
                                                ======              ======



See notes to financial consolidated statements.




                 CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                    SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                                   Six Months Ended June 30,
                                                   -------------------------
                                                      1996            1995
                                                    --------        --------
                                                   (Unaudited and in thousands)
Operating Activities
  Net income....................................   $   684           $  421
  Adjustments to reconcile net income to net
    cash provided by operating activities:
  Provision for loan losses.....................        75               49
  Investment securities (gains) losses..........        33                3
  Investment securities amortization
    (accretion), net............................        43               19
  Net gain on sales of real estate owned........         -              (21)
  Net (gain) loss on sales of loans.............      (137)             (70)
  Net gain on sales of property and equipment...       (23)               -
  Depreciation..................................       201              164
  Loans originated for sale.....................    (9,401)          (1,972)
  Proceeds from sale of loans...................     9,538            2,042
  Change in:
    Other liabilities...........................      (551)             372
    Prepaid expenses and other assets...........      (746)            (492)
                                                    -------          -------
    Net cash (used) provided by operating
      activities................................      (284)             515

Investing Activities:
  Purchase of securities available for sale.....    (6,204)               -
  Proceeds from maturities and principal
    paydowns on securities available for sale...     1,420            6,249
  Proceeds from sales of securities available
    for sale....................................     2,031            3,020
  Purchase of securities held-to-maturity.......        --           (2,487)
  Proceeds from maturities and principal
    paydowns on securities held-to-maturity.....     3,485            2,805
  Redemption (purchase) of FHLB stock...........        12           (1,000)
  Other net changes in loans....................   (14,000)          (6,067)
  Proceeds from sales of foreclosed property....         -               60
  Purchase of premises and equipment............      (270)            (664)
  Proceeds from sales of office properties......        51                -
                                                   -------           ------
    Net cash (used) provided by investing
      activities................................   (13,475)           1,916

Financing Activities:
  Net change in deposits........................    (5,357)            (290)
    Repayment of FHLB advances..................         -           (3,000)
    Issuance of common stock, net of
      stock issuance expenses of $1,163,000.....    27,011                -
    Purchase of ESOP stock......................    (2,254)               -
  Net change in advances by borrowers for taxes
     and insurance..............................         2              147
                                                     -----            -----
    Net cash (used) provided by financing
     activities.................................    19,402           (3,143)

Net change in cash and cash equivalents.........     5,643             (712)
Cash and cash equivalents, beginning of period..     6,602            4,964
                                                   -------           ------
Cash and cash equivalents, end of period........   $12,245           $4,252
                                                   =======           ======
Additional cashflows and supplementary
  information:
  Interest paid.................................   $ 5,093           $3,131
  Income tax paid...............................   $   345           $  280

See notes to consolidated financial statements.




                       CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY
                        STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY


                                  Common Stock
                              --------------------
                                                                               Deferred           Net Unrealized Gain
                                                     Capital    Retained   Compensation Related   (Loss) on Securities
                               Shares     Amount     Surplus    Earnings       to ESOP            Available for Sale      Total
                              ---------  ---------  ----------  ---------  ----------------       -------------------   ---------
                                                       (Unaudited and in thousands)

BALANCE, DECEMBER 31, 1995         N/A        N/A         N/A    $15,685             N/A              $(167)             $15,518

  Common stock issued in
   stock conversion........      2,818        $28     $26,984                                                             27,012
  Purchase of stock by ESOP                                                      $(2,254)                                 (2,254)
  Net income for the six
   months ended June 30,
   1996....................                                         684                                                      684
  Net change in unrealized
   gain (loss) on securities
   available for sale net
   of taxes of $186........                                                                            (291)                (291)
                                 -----        ---     -------    -------         -------              -----              -------
BALANCE, JUNE 30, 1996           2,818        $28     $26,984    $16,369         $(2,254)             $(458)             $40,669
                                 =====        ===     =======    =======         =======              =====              =======

See notes to consolidated financial statements.


                        CITIZENS FIRST FINANCIAL CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    BACKGROUND INFORMATION

      Citizens First Financial Corp. (the "Company") was incorporated in January, 1996 and on May 1, 1996 acquired all of the outstanding shares of common stock of Citizens Savings Bank, F.S.B. (the "Bank") upon the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Company purchased 100% of the outstanding capital stock of the Bank using 50% of the net proceeds from the Company's initial stock offering which was completed on May 1, 1996. Accordingly, the data relating to period prior to May 1, 1996 represents the consolidated data of the Bank and its subsidiaries. The data subsequent to May 1, 1996 represents the consolidated data of the Company and the Bank.

     The Company sold 2,187,500 shares of common stock in the initial offering at $10.00 per share, including 225,400 shares purchased by the Bank's Employee Stock Option Plan (the "ESOP"). The ESOP shares were acquired by the Bank with proceeds from a Company loan totalling $2,254,000. The net proceeds of the offering totalled $27,612,000; $28,175,000 less $1,163,000 in underwriting commissions and other expenses. The Company's stock is traded on the American Stock Exchange under the symbol "CBK."

     The acquisition of the Bank by the Company is being accounted for as a "pooling-of-interests" under generally accepted accounting principles. The application of the pooling-of-interests method records the assets and liabilities of the merged companies on a historical cost basis with no goodwill or other intangible assets being recorded.

      On May 31, 1995, the Bank consummated a business combination with Fairbury Federal Savings and Loan Association ("Fairbury Federal"). The
pooling-of-interests method of accounting was used to account for the transaction. Accordingly, the statements of income and cash flows for the six months ended June 30, 1995 and the consolidated statement of income for the three months ended June 30, 1995, have been combined as if the combination had been in effect for each of the periods presented.

2.    STATEMENT OF INFORMATION FURNISHED

     The accompanying consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and Item 310(b) of Regulation S-B, and in the opinion of management contains all adjustments necessary to present fairly the financial position as of June 30, 1996 and December 31, 1995, the results of operations for the six months ended June 30, 1996 and 1995 and the cash flows for the six months ended June 30, 1996 and 1995. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of generally accepted accounting principles. The results of
                                      6
operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

      The consolidated financial statements are those of the Company and the Bank. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Prospectus dated March 12, 1996.

3.    EARNINGS PER SHARE

      Net earnings per share will be computed based upon the weighted average common and common equivalent shares outstanding for periods subsequent to the Bank's conversion to a stock savings bank on May 1, 1996. Net income per share for the six months and three month periods ended June 30, 1996, is not meaningful.

Item 1.  Consolidated Financial Statements

      Citizens First Financial Corp. acquired all of the common stock of Citizens Savings Bank, F.S.B. (the "Bank") concurrent with the Bank's conversion from mutual to stock form of organization on May 1, 1996. Accordingly, prior to such time, Citizens First Financial Corp. was a noncapitalized shell corporation with no business activities and no significant assets. On May 1, 1996, the conversion of the Bank was consummated and at such time, Citizens Savings Bank, F.S.B. became the wholly-owned subsidiary of Citizens First Financial Corp.

Item 2. Management Discussion and Analyses of Financial Condition and Results of Operation

     Citizens First Financial Corp. (the "Company") is the holding company for Citizens Savings Bank, F.S.B. (the "Bank"). The Bank has two inactive subsidiaries, CSL Service Corporation and Fairbury Service Corp. Prior to the Company's acquisition of the Bank on May 1, 1996, the Company had no material assets or operations. Accordingly, the following information reflects management's discussion and analysis of the financial condition and results of operations for the Bank for the period prior to May 1, 1996 and for the Company and Bank subsequent to the period beginning on May 1, 1996.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1996 AND DECEMBER 31, 1995

      Total assets at June 30, 1996 were $247.9 million as compared to $228.6 million at December 31, 1995. The $19.3 million or 8.4% increase was due to the cash generated by the Company's stock offering: $28,175,000 total stock offering less $1,163,000 in underwriting commissions and other expenses of the offering, less $2,254,000 related to shares purchased by the Employee Stock Ownership Plan (the "ESOP"), and less approximately $4,141,000 in proceeds from stock sales which came from existing customer deposits.

      Cash and cash equivalents increased from $6,602,000 at December 31, 1995 to $12,245,000 at June 30, 1996, an increase of $5,643,000 or 85.5%. This increase was the result of the cash proceeds from the stock offering.

     Loans increased to $202,858 at June 30, 1996 from $188,773 at December 31, 1995, an increase of $14,085,000 or 7.5%. The growth in loans was funded primarily from the investment of the proceeds from the stock offering. The growth was primarily in one- to four-family residential mortgage loans which rose by $13.0 million.

      The decrease in deposits of $5,357,000 or 2.6% was attributable to the $4,141,000 of stock purchases that came from customer deposit accounts. Overall certificates of deposit declined by $6,157,000.

      Other liabilities decreased by $551,000 or 21.7% because of lower accrued payables.

      The total equity capital increased by $25,151,000 or 162.1%, from $15,518,000 at December 31, 1995 to $40,669,000 at June 30, 1996. The increase is summarized as follows:



Equity, December 31, 1995                                            $15,518,000

Gross proceeds of stock offering                                      28,175,000

Underwriting commissions and other
    expenses of conversion                                            (1,163,000)

Net income                                                               684,000

Increase in unrealized loss on securities available
    for sale, net of income tax effect                                  (291,000)

Total shares purchased by ESOP                                        (2,254,000)
                                                                     -----------
Equity capital, June 30, 1996                                        $40,669,000
                                                                     ===========

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

GENERAL

     Net income for the six months ended June 30, 1996 increased by $263,000 or 62.5%, from $421,000 for the six months ended June 30, 1995 to $684,000 for the six months ended June 30, 1996. The increase was due to the recognition of a funding liability for benefits under the Bank's Director Emeritus retirement plan in 1995 and higher interest income from the investment of the proceeds from the stock offering in 1996.

INTEREST INCOME

     Interest on loans increased by $883,000 or 12.7%, from $6,962,000 for the six months ended June 30, 1995 to $7,845,000 for the six months ended June 30, 1996. The increase was due to a higher average balance of loans due to the investment of the proceeds from the stock offering and the transfer of funds from investment securities to loans. The new loans were invested primarily in one- to four-family mortgage loans. Interest on investments decreased from $1,248,000 for the six months ended June 30, 1995 to $988,000 for the six months ended June 30, 1996, a decrease of $260,000 or 20.8%. The decrease reflected the lower average balance of securities during the six months ended June 30, 1996.

INTEREST EXPENSE

      Interest on savings deposits increased by $348,000 or 7.3%, from $4,802,000 for the six months ended June 30, 1995 to $5,150,000 for the six months ended June 30, 1996. The increase was attributable to higher average balance in savings deposits during the six months ended June 30, 1996. The interest on borrowings decreased by $49,000 or 62.8% because of a lower average balance in borrowings in 1996.

OTHER INCOME

     Total other income increased by $248,000 or 42.9%, from $578,000 for the six months ended June 30, 1995 to $826,000 for the six months ended June 30, 1996. The increase was primarily due to an increase in loan fees which increased $116,000, or 48.74%, from $238,000 for the six months ended June 30, 1995 to $354,000 for the six months ended June 30, 1996. This increase reflected the increase of loan originations from $33.6 million for the six months ended June 30, 1995 to $61.5 million for the six months ended June 30, 1996. Net loan sale gains increased by $67,000 or 95.7% because of the effects of Statement of Financial Accounting Statement 122, "Accounting for Mortgage Servicing Rights", which was not adopted for 1995 until the fourth quarter and was not reflected in the results for the six months ended June 30, 1995. NOW fees increased by $36,000 or 19.7% because of the higher fees being charged on certain checking accounts.

OTHER EXPENSE

     Total other expenses increased by $116,000 or 3.7%, from $3,171,000 for the six months ended June 30, 1995 to $3,287,000 for the six months ended June 30, 1996. Salaries and benefits increased by $12,000 or 0.7%, due to higher salaries and directors fees and the effect of implementing the ESOP which resulted in an expense of $80,000 reflecting the contribution for the two months ended June 30, 1996. This offset the $355,000 of salary and benefit expenses in the six months ended June 30, 1995 which related to the funding of retirement benefits under the Bank's Director Emeritus retirement plan resulting from the merger of the Bank with Fairbury Federal Savings and Loan Association ("Fairbury Federal") in May 1995. Loan related expenses increased by $79,000 or 127.4% for the six months ended June 30, 1996 because of the increase in loan originations in 1996. Occupancy expenses increased by $51,000 or 15.3% for the six months ended June 30, 1996 primarily because of the opening of a new branch facility in October 1995. Data processing and ATM expense expenses decreased by $50,000 for the six months ended June 30, 1996 because of the efficiencies achieved by the integration of the Bank's and Fairbury Federal's computer system in the second half of fiscal 1995 following the merger of the Bank and Fairbury Federal in June 1995.

PROVISION FOR LOAN LOSSES

      The provision for loan losses increased to $75,000 for the six months ended June 30, 1996 from $49,000 for the six months ended June 30, 1995, an increase of $26,000 or 53.1%. The increase was made because of the continued growth of the loan portfolio and management's evaluation of the loan portfolio.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995.

GENERAL

      Net income for the three months ended June 30, 1995 increased by $293,000 or 457.8% from $64,000 for the three months ended June 30, 1995 to $357,000 for the three months ended June 30, 1996. The increase was primarily attributable to the recognition in 1995 of a funding liability for directors emeritus retirement benefits and increased interest income in 1996 resulting from the investment of stock proceeds.

INTEREST INCOME

     Interest income increased to $4,537,000 for the three months ended June 30, 1996 from $4,183,000 for the three months ended June 30, 1995, an increase of $354,000 or 8.5%. This increase was primarily attributable to a $444,000 or 12.5% increase in interest on loans for the three months ended June 30, 1996. The increase was due to an increased investment in loans. The average balance of loans increased from $179.1 million for the three months ended June 30, 1995 to $197.2 million for the three months ended June 30, 1996. This investment in loans was primarily funded by proceeds from the stock offering.

INTEREST EXPENSE

      Interest expense for the three months ended June 30, 1996 increased by $36,000 or 1.4%, from $2,528,000 for the three months ended June 30, 1995 to $2,564,000 for the three months ended June 30, 1996. The increase was primarily caused by a higher overall cost of savings which offset a decrease in average balance of savings deposits from $208.8 million for the three months ended June 30, 1995 to $209.3 million for the three months ended June 30, 1996.

OTHER INCOME

      Total other income increased from $276,000 for the three months ended June 30, 1995 to $378,000 for the three months ended June 30, 1996, an increase of $102,000 or 37.0%. The increase was due to higher loan fees, NOW fees and net loan sale gains. Loan fees increased to $186,000 for the three months ended June 30, 1996 from $130,000 for the three months ended June 30, 1995, an increase of $56,000 or 43.1%. The higher loan fees were caused by an increase in loan originations in the period from $22.1 million in 1995 to $32.7 million in 1996. NOW fees increased in 1996 by $29,000 or 32.2%, primarily because of higher fees being charged on certain checking accounts. Net loan sale gains increased by $20,000 or 181.8% for the three months ended June 30, 1996 compared to the three months ended June 30, 1995 because, as of June 30, 1995, the Bank had not yet adopted Statement of Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights."

OTHER EXPENSE

     Total other expense decreased by $51,000 or 2.9%, from $1,782,000 for the three months ended June 30, 1995 as compared to $1,731,000 for the three months ended June 30, 1996. Salaries and benefits were $105,000 or 9.7% lower in 1996, because the 1995 result included a $355,000 expense for the funding of retirement benefits under the Bank's Director Emeritus retirement plan in connection with the Bank's merger with Fairbury Federal in 1995. This expense was offset in 1996 by higher directors fees and salaries and the effect of implementing the ESOP which resulted in an expense of $80,000 reflecting the contribution for the two months ended June 30, 1996. Loan related expenses increased to $81,000 for the three months ended June 30, 1996 from $36,000 for the three months ended June 30, 1995, an increase of $45,000 or 125.0% because of increased loan originations during the period in 1996. Data processing and ATM expense decreased by $31,000 or 25.0%, from $124,000 for the three months ended June 30, 1995 to $93,000 for the three months ended June 30, 1996 because of cost savings from the merging of data processing systems of Fairbury Federal and the Bank subsequent to their May 1995 merger. Occupancy expense increased by $24,000 or 14.0% for the three months ended June 30, 1996 as compared to the three months ended June 30, 1995 because of the effect of the opening of a new banking facility in October 1995.

INCOME TAX

      Total income tax expenses was $226,000 for the three months ended June 30, 1996 as compared to $50,000 for the three months ended June 30, 1995, a decrease of $176,000 or 352.0%. The decrease was caused by lower pre-tax income in 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, sales of loans and securities and FHLB advances. While maturities and scheduled amortization of loans are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank's liquidity requirement, which may be varied at the direction of the OTS depending on economic conditions, and deposit flows is based upon a percentage of the Bank's deposits and short-term borrowings. The Bank is currently required by the OTS to maintain a ratio of liquid assets of 5.0%. At June 30, 1996 and 1995, the Bank's liquidity ratio was 6.9% and 6.1%, respectively. Management maintains the Bank's liquid assets in accordance with regulatory requirements.

      At June 30, 1996, the Bank exceeded all of its regulatory capital requirement with a tangible capital level of $27.5 million, or 11.4% of adjusted assets, which is above the required level of $3.6 million or 1.50%; core capital of $27.5 million, or 11.4% of adjusted assets, which above the required level of $7.2 million or 3.0%; and risk-based capital of $28.0 million, or 20.7% of adjusted assets, which is above the required level of $10.8 million, or 8.0%.

      The Company's most liquid assets are cash and interest-bearing demand accounts. The level of these accounts are dependent on the Company's operating, financing, lending and investing activities during any given period. At June 30, 1996, cash and interest-bearing demand accounts totalled $12.2 million, or 4.94% of assets.

      The Company has other sources of liquidity if a need for additional funds arises, including Federal Home Loan Bank ("FHLB") advances. At June 30, 1996, the Bank had no outstanding advances with the FHLB and a borrowing capacity of $33.2 million. Depending upon market conditions and the pricing of deposit products and FHLB borrowings, the Bank may utilize FHLB advances to fund loan originations.

      At June 30, 1996, the Bank had commitments to originate loans and unused lines of credit totalling $14.1 million. Certificate accounts, which are scheduled to mature in one year or less from June 30, 1996 totalled $102.2 million. The Bank anticipates that it will have sufficient funds to meet its current loan commitments and maturing deposits.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

      The Company is not involved in any legal proceedings of a material nature at this time other than those occurring in the ordinary course of business which in the aggregate involves amounts which are believed by management to be immaterial to the financial condition of the Company.

Item 2 - Changes in Securities

            None

Item 3 - Defaults Upon Senior Securities

            None

Item 4 - Submission of Matters to a Vote of Security Holders

            None

Item 5 - Other Information

           On August 2, 1996, Citizens Savings Bank announced the signing of an agreement with Commerce Bank to purchase the building at 2101 N. Veterans Parkway, Bloomington, Illinois. The Bank will open a full servicing banking facility and move its administrative offices to this location. The 20,000 square foot building will also contain rental office space.

Item 6 - Exhibits and Reports on Form 8-K

      (a)   Exhibits

            3.1   Certificate of Incorporation of Citizens First Financial Corp*

            3.2   Bylaws of Citizens First Financial Corp.*

            27.   Financial Data Schedule


      (b)   Reports on Form 8-K

            None



      *Incorporated by reference to Registration Statement on Form SB-2, as amended, filed on January 24, 1996.

                                  SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          CITIZENS FIRST FINANCIAL CORP.
                                          (Registrant)


Date: August 13, 1996                      /s/ C. William Landefeld
     ---------------------------           -------------------------------------
                                           C. William Landefeld
                                           President




Date: August 13, 1996                      /s/ Dallas G. Smiley
     ---------------------------           -------------------------------------
                                           Dallas G. Smiley
                                           Chief Financial Officer