Form 10QSB
period 1996-09-30
CITIZENS FIRST FINANCIAL CORP
filed 1996-11-14
CIK 1006265

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


               QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996
                                            ------------------
                        Commission File Number 1-14274
                                               - -----


                         CITIZENS FIRST FINANCIAL CORP.
                      ---------------------------------------
       (Exact name of small business issuer as specified in its charter)

           Delaware                                      37-1351861
    ---------------------                      -----------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                     Identification Number)

                     301 Broadway, Normal, Illinois 61761
                 --------------------------------------------
                   (Address of principal executive offices)

                                (309) 452-1102
                             --------------------
               (Issuer's telephone number, including area code)


          Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       (1)  [X]   Yes    []   No
                       (2)  [X]   Yes    []   No


          Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          As of October 31, 1996, the Registrant had 2,817,500 shares of Common Stock outstanding.

          Transitional Small Business Disclosure Form

          YES                NO     X
              ---------         ----------

                               TABLE OF CONTENTS

                                                                                   Page
                                                                                   ----
PART I - FINANCIAL INFORMATION
------------------------------

         Item 1.      Financial Statements

                     Consolidated Balance Sheets as of September 30, 1996
                        and December 31, 1995                                        1

                     Consolidated Income Statements for the Nine
                        Months Ended September 30, 1996 and 1995                     2

                     Consolidated Income Statements for the Three
                        Months ended September 30, 1996 and 1995                     3

                     Consolidated Statement of Cash Flows for the
                        Nine Months Ended September 30, 1996 and 1995                4

                     Consolidated Statement of Changes in
                        Stockholders' Equity                                         5

        Item 2.      Management's Discussion and Analysis
                        of Financial Condition and Results of Operations             8

PART II - OTHER INFORMATION
---------------------------

        Item 1.      Legal Proceedings                                              15

        Item 2.      Change in Securities                                           15

        Item 3.      Defaults Upon Senior Securities                                15

        Item 4.      Submission of Matters to a Vote of
                     Security Holders                                               15

        Item 5.      Other Information                                              15

        Item 6.      Exhibits and Reports on Form 8-K                               16

SIGNATURES                                                                          17

PART I. -- ITEM 1. FINANCIAL INFORMATION

                 CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                AS OF SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                                September 30,    December 31,
                                                    1996             1995
                                                -------------    ------------
                                                 (Unaudited and in thousands)
ASSETS
  Cash and due from banks                         $  4,950         $  3,197
  Interest-bearing deposits                            347            3,405
                                                  --------         --------
      Total cash and cash equivalents                5,297            6,602
  Investment securities:
    Available for sale                              34,442           18,887
    Held to maturity                                 1,500            5,992
                                                  --------         --------
      Total investment securities                   35,942           24,879
  Mortgage Loans held for sale                       4,610                0
  Loans                                            210,702          188,773
    Allowance for loan losses                          508              412
                                                  --------         --------
      Net loans                                    210,194          188,361
  Foreclosed real estate                               103                0
  Premises and equipment                             4,891            4,914
  Federal Home Loan Bank of Chicago stock            1,662            1,674
  Other assets                                       3,711            2,208
                                                  --------         --------
        Total assets                              $266,410         $228,638
                                                  ========         ========

LIABILITIES AND EQUITY CAPITAL
Liabilities
  Deposits                                        $205,133         $209,864
  Federal Home Loan Bank Advances                   17,550                0
  Advances by borrowers for taxes and insurance        400              711
  Other liabilities                                  2,998            2,545
                                                  --------         --------
        Total liabilities                          226,081          213,120
                                                  --------         --------

Equity Capital
  Preferred stock, $.01 par value
    Authorized and unissued - 1,000,000 shares         -                -
  Common stock, $.01 par value; 8,000,000 shares
    authorized, 2,817,500 shares issued,
    less 225,400 of unearned ESOP shares                28              -
  Paid-in capital                                   26,984              -
  Retained earnings                                 15,881           15,685
  Less:
    Unrealized loss on securities available
      for sale, net of taxes                          (310)            (167)
    Unearned Employee Stock Option Plan shares      (2,254)             -
                                                  --------         --------
        Total equity capital                        40,329           15,518
                                                  --------         --------
        Total liabilities and equity capital      $266,410         $228,638
                                                  ========         ========

See notes to consolidated financial statements.

                 CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED INCOME STATEMENTS

                                                  For the nine months ended
                                                September 30,    September 30,
                                                    1996              1995
                                                -------------    -------------
                                                 (Unaudited and in thousands)
Interest income:
  Interest on loans                                 $11,937        $10,677
  Interest on investments                             1,525          1,750
                                                    -------        -------
    Total interest income                            13,462         12,427
Interest expense:
  Interest on savings deposits                        7,639          7,402
  Interest on borrowings                                 81             86
                                                    -------        -------
    Total interest expense                            7,720          7,488
      Net interest income                             5,742          4,939
Provision for loan losses                               113             84
                                                    -------        -------
      Net interest income after provision
        for loan losses                               5,629          4,855
Other income:
Net loan sale gains                                     157            111
Loan fees                                               477            388
NOW fees                                                334            277
Branch fees                                              64             65
Late charges                                             51             47
Other operating income                                   60             12
                                                    -------        -------
    Total other income                                1,143            900
                                                    -------        -------
Other expense:
Salaries and benefits                                 2,881          2,569
Loan related expenses                                   211            123
Occupancy                                               573            558
Deposit insurance/OTS assessment                      1,781            410
Data processing & ATM expense                           293            337
Advertising                                             122            115
Other operating expense                                 591            493
                                                    -------        -------
     Total other expense                              6,452          4,605
                                                    -------        -------
  Pre-tax income                                        320          1,150
Tax expense                                             124            446
                                                    -------        -------
    Net income                                      $   196        $   704
                                                    =======        =======

See notes to consolidated financial statements.

                 CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY
                        CONSOLIDATED INCOME STATEMENTS

                                                  For the three months ended
                                                September 30,    September 30,
                                                    1996              1995
                                                ---------------  ---------------
                                                  (Unaudited and in thousands,
                                                except share and per share data)
Interest income:
  Interest on loans                                    $ 4,092        $    3,715
  Interest on investments                                  537               502
                                                    ----------        ----------
    Total interest income                                4,629             4,217
Interest expense:
  Interest on savings deposits                           2,489             2,600
  Interest on borrowings                                    52                 8
                                                    ----------        ----------
    Total interest expense                               2,541             2,608
                                                    ----------        ----------
      Net interest income                                2,088             1,609
Provision for loan losses                                   38                35
                                                    ----------        ----------
      Net interest income after provision
        for loan losses                                  2,050             1,574

Other income:
Net loan sale gains                                         20                41
Loan fees                                                  123               150
NOW fees                                                   115                94
Branch fees                                                 23                23
Late charges                                                20                16
Other operating income                                      16                (2)
                                                    ----------        ----------
    Total other income                                     317               322
                                                    ----------        ----------
Other expense:
Salaries and benefits                                    1,029               729
Loan related expenses                                       70                61
Occupancy                                                  189               225
Deposit insurance/OTS assessment                         1,510               137
Data processing & ATM expense                              102                96
Advertising                                                 43                46
Other operating expense                                    222               140
                                                    ----------        ----------
  Total other expense                                    3,165             1,434
                                                    ----------        ----------
  Pre-tax income                                          (798)              462
Tax expense (benefit)                                     (310)              179
                                                    ----------        ----------
    Net income                                      $     (488)       $      283
                                                    ==========        ==========
Earnings Per Share
  Assuming no dilution:
    Net loss                                              (.19)
    Average number of shres                          2,601,463

  Assuming full dilution:
    Net Loss                                              (.17)
    Average number of shares                         2,817,500

See notes to consolidated financial statements.

                 CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATMENT OF CASH FLOWS

                                                                    For the nine months ended
                                                                  September 30,    September 30,
                                                                      1996             1995
                                                                  -------------    -------------
                                                                   (Unaudited and in thousands)
Operating activities:
  Net income                                                          $  196             704
  Adjustments to reconcile net income to net
    cash provided by operating activities
  Provision for loan losses                                              113              84
  Investment securities (gains) losses                                    33              18
  Investment securities amortization (accretion), net                     67              28
  Net (gains) losses on sales of real estate owned                         0             (21)
  Net (gains) losses on sale of loans                                   (157)           (111)
  Net (gains) losses on sale of property and equipment                   (23)              0
  Depreciation                                                           300             288
  Loans originated for sale                                          (15,321)         (6,372)
  Proceeds from sale of loans                                         10,868           6,483
  Change in:
    Other liabilities                                                    543             984
    Prepaid expenses and other assets                                 (1,503)           (408)
                                                                  ----------      ----------
  Net cash (used) provided by operating activities                    (4,884)          1,677
Investing Activities:
  Purchase of securities available for sale                          (19,840)              0
  Proceeds from maturities and principal paydowns on securities
    available for sale                                                 1,921           6,476
  Proceeds from sales of securities available for sale                 2,031           5,152
  Purchase of securities held-to maturity                                  0          (3,479)
  Proceeds from maturities and principal paydowns on
    securities held-to-maturity                                        4,492           4,307
  Redemption (purchase) of FHLB stock                                     12            (100)
  Other net changes in loans                                         (22,049)         (9,543)
  Proceeds from sale of foreclosed property                                0              60
  Purchase of premises and equipment                                    (305)           (955)
  Proceeds from sales of premises and equipment                           51               0
                                                                  ----------      ----------
    Net cash (used) provided by investing activities                 (33,687)          1,918

Financing Activities:
  Net change in deposits                                              (4,731)         (1,043)
Proceeds from FHLB advances                                           17,550           2,000
  Repayment of FHLB advances                                               0          (3,000)
  Issuance of common stock, net of stock issuance
    expenses of $1,163,000                                            27,012               0
  Purchase of ESOP stock                                              (2,254)              0
  Net changes in advances by borrowers for taxes and insurance          (311)           (298)
                                                                  ----------      ----------
    Net cash (used) provided by financing activities                  37,266          (2,341)

Net changes in cash and cash equivalents                              (1,305)          1,254
Cash and cash equivalents, beginning of period                         6,602           4,964
                                                                  ----------      ----------
Cash and cash equivalents, end of period                             $ 5,297         $ 6,218
                                                                  ==========      ==========
Additional cash flows and supplementary information:
  Interest paid                                                        7,530           7,268
  Income tax paid                                                        698             315


See notes to consolidated financial statements.

                 Citizens First Financial Corp. and Subsidiary
                  Statement of Changes in Stockholders Equity

                                                                                                               Net
                                                                                                            Unrealized
                                                                                             Deferred       Gain (Loss)
                                                                                           Compensation    on Securities
                                                                   Capital     Retained     Related to       Available
                                            Shares      Amount     Surplus     Earnings        ESOP          for Sale       Total
                                            ------      ------     -------     --------    ------------    -------------    -----
                                                                       (Unaudited and in thousands)
Balance December 31, 1995                     N/A         N/A        N/A        15,685       N/A              (167)         $15,518

  Common stock issued in stock conversion    2,818         28       26,984                                                   27,012
  Purchase of stock by ESOP                                                                  (2,254)                         (2,254)
  Net income for the nine months ended
   September 30, 1996                                                              196                                          196
  Net change in unrealized gain (loss) on
   securities available for sale, net of
   taxes of $90,000                                                                                           (143)            (143)
                                            ------      ----       -------      ------       ------           ----          -------
Balance September 30, 1996                   2,818        28        26,984      15,881       (2,254)          (310)         $40,329
                                            ------      ----       -------      ------       ------           ----          -------


See notes to consolidated financial statements.

                        CITIZENS FIRST FINANCIAL CORP.

Notes to Consolidated Financial Statements

1.        Background Information
          ----------------------

          Citizens First Financial Corp. (the "Company") was incorporated in January, 1996 and on May 1, 1996 acquired all of the outstanding shares of common stock of Citizens Savings Bank F.S.B. (the "Bank") upon the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Company purchased 100% of the outstanding capital stock of the Bank using 50% of the net proceeds from the Company's initial stock offering which was completed on May 1, 1996. Accordingly, the data relating to periods prior to May 1, 1996 represent the consolidated data of the Bank and its subsidiaries. The data subsequent to May 1, 1996 represents the consolidated data of the Company and the Bank.

          The Company sold 2,817,500 shares of common stock in the initial offering at $10.00 per share, including 225,400 shares purchased by the Bank's Employee Stock Option Plan (the "ESOP"). The ESOP shares were acquired by the Bank with proceeds from a Company loan totaling $2,254,000. The net proceeds of the offering totaled $27,012,000; $28,175,000 less $1,163,000 in underwriting commissions and other expenses. The Company's stock is traded on the American Stock Exchange under the symbol "CBK".

          The acquisition of the Bank by the Company is being accounted for as a "pooling-of-interests" under generally accepted accounting principles. The application of the pooling-of-interests method records the assets and liabilities of the merged companies on a historical cost basis with no goodwill or other intangible assets being recorded.

          On May 31, 1995, the Bank consummated a business combination with Fairbury Federal Savings and Loan Association ("Fairbury Federal"). The pooling-of-interests method of accounting was used to account for the transaction. Accordingly, the statement of income and cash flows for the nine months ended September 30, 1995 and the consolidated statement of income for the three months ended September 30, 1995 have been combined as if the combination had been in effect for each of the periods presented.

2.        Statement of Information Furnished
          ----------------------------------

          The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and Item 310(b) of Regulation S-B, and in the opinion of management contains all adjustments necessary to present fairly the financial position as of September 30, 1996 and December 31, 1995, the results of operations for the nine months ended September 30, 1996 and 1995 and the cash flows for the nine months ended September 30, 1996 and 1995. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of generally accepted accounting principles. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire fiscal year.

          The consolidated financial statements are those of the Company and the Bank. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Prospectus dated March 12, 1996.

3.        Earnings per share
          ------------------

          Net earnings per share for 1996 will be computed based upon the weighted average common and common equivalent shares outstanding for periods subsequent to the Bank's conversion to a stock savings bank on May 1, 1996. Net income per share for the nine months period ended September 30, 1996, is not meaningful.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

          Citizens First Financial Corp. (the "Company") is the holding company for Citizens Savings Bank F.S.B. (the "Bank"). The Bank has two inactive subsidiaries, CSL Service Corporation and Fairbury Service Corp. Prior to the Company's acquisition of the Bank on May 1, 1996, the Company had no material assets or operations. Accordingly, the following information reflects management's discussion and analysis of the financial condition and results of operations for the Bank for the period prior to May 1, 1996 and for the Company and Bank subsequent to the period beginning May 1, 1996.

          On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposes a special one-time assessment on Savings Association Insurance Fund ("SAIF") member institutions, including the Bank, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits as of March 31, 1995, payable on November 27, 1996. The special assessment was recognized in the third quarter of 1996 and is tax deductible. The Bank took a charge of $1.37 million ($839,000 after-tax or $.30 per share) as a result of the special assessment.

          The Funds Act also spreads the obligation for payment of the Financing Corporation ("FICO") bonds across all SAIF and Bank Insurance Fund ("BIF") members. Beginning on January 1, 1997, BIF deposits will be assessed for FICO payments at a rate of 20% of the rate assessed on SAIF deposits. Based on current estimates by the FDIC, BIF deposits will be assessed a FICO payment of
1.3 basis points, while SAIF deposits will pay an estimated 6.5 basis points on the FICO bonds. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date BIF and SAIF are merged. The Funds Act specifies that BIF and

SAIF will be merged on January 1, 1999 provided no savings associations remain as of that time.

          As a result of the Funds Act, the FDIC recently proposed to lower SAIF assessments to 0 to 27 basis points effective January 1, 1997, a range comparable to that of BIF members. SAIF members will continue to make the higher FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings charter will be eliminated or whether the BIF and SAIF will eventually be merged.

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

          Total assets increased from $228.6 million at December 31, 1995 to $266.4 million at September 30, 1996. The $37.8 million or 16.5% increase was primarily due to the borrowings from the Federal Home Loan Bank of Chicago and proceeds from the Company's stock offering. The proceeds from the Company's stock offering consisted of: $28,175,000 total stock offering less $1,163,000 in underwriting commissions and other expenses of the offering, less $2,254,000 related to shares purchased by the Employee Stock Ownership Plan (the "ESOP"), and less approximately $4,141,000 in proceeds from stock sales which came from existing customer deposits.

          Cash and cash equivalents decreased from $6,602,000 at December 31, 1995 to $5,297,000 at September 30, 1996, a decrease of $1,305,000 or 19.8%.
This decrease was the result of the use of such assets for the increased investment in loans.

          Mortgage loans held for sale increased from $0 at December 31, 1995 to $4,610,000 at September 30, 1996, due to the increase in origination of loans to be sold in the secondary market in 1996. As of September 30, 1996, there were no significant differences between the aggregate cost and market value of loans classified as held for sale.

          Loans increased from $188,773,000 at December 31, 1995 to $210,702,000 at September 30, 1996, an increase of $21,929,000 or 11.6%. The growth in loans was funded primarily from the investment of the proceeds from the stock offering. The growth was primarily in one-to-four family residential mortgage loans which rose by $23.0 million.

          The decrease in deposits of $4,731,000 or 2.3% was attributable to the $4,141,000 of stock purchases that came from customer deposit accounts. Overall certificates of deposit declined by $6,249,000. Other liabilities increased by $453,000 or 17.8% because of higher accrued payables.

          The total equity capital increased by $24,811,000 or 159.9%, from $15,518,000 at December 31, 1995 to $40,329,000 at September 30, 1996. The
increase is summarized as follows:

Equity, December 31, 1995                              $15,518,000
Gross proceeds of stock offering                        28,175,000
Underwriting commissions and other
  expenses of conversion                                (1,163,000)
Net income                                                 196,000
Increase in unrealized loss on securities available
  for sale, net of income tax effect                    (  143,000)
Total shares purchased by ESOP                          (2,254,000)
                                                       -----------
Equity capital, September 30, 1996                     $40,329,000
                                                       ===========

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

          Net income for the nine months ended September 30, 1996 decreased by $508,000, or 72.2%, from $704,000 for the nine months ended September 30, 1995 to $196,000 for the nine months ended September 30, 1996. The decrease was due to the previously discussed Funds Act. This expense offset the recognition of a funding liability for benefits under the Bank's directors emeritus retirement plan in 1995 and higher interest income from the investment of the proceeds from the stock offering in 1996.

INTEREST INCOME

          Interest on loans increased by $1,260,000 or 11.8%, from $10,677,000 for the nine months ended September 30, 1995 to $11,937,000 for the nine months ended September 30, 1996. The increase was due to a higher average balance of loans due to the investment of the proceeds from the stock offering and the transfer of funds from investment securities to loans. The new loans were invested primarily in one-to-four family mortgage loans. Interest on investments decreased from $1,750,000 for the nine months ended September 30, 1995 to $1,525,000 for the nine months ended September 30, 1996, a decrease of $225,000 or 12.9%. The decrease reflected the lower average balance of securities during the nine months ended September 30, 1996.

INTEREST EXPENSE

          Interest on savings deposits increased by $237,000 or 3.2%, from $7,402,000 for the nine months ended September 30, 1995 to $7,639,000 for the nine months ended September 30, 1996. The increase was attributable to higher average balance in savings deposits during the nine months ended September 30, 1996. The interest on borrowings decreased by $5,000 or 5.8% because of a lower average balance in borrowings in 1996.

OTHER INCOME

          Total other income increased by $243,000 or 27.0%, from $900,000 for the nine months ended September 30, 1995 to $1,143,000 for the nine months ended September 30, 1996. The increase was primarily due to an increase in loan fees which increased $89,000, or 22.9%, from $388,000 for the nine months ended September 30, 1995 to $477,000 for the nine months ended September 30, 1996. This increase reflected the increase of loan originations from $56.8 million for the nine months ended September 30, 1995 to $93.4 million for the nine months ended September 30, 1996. Net loan sale gains increased by $46,000 or 41.4% because of the effects of the implementation of the Statement of Financial Accounting Statement 122, "Accounting for Mortgage Servicing Rights", which was not adopted for 1995 until the fourth quarter and was not reflected in the results for the nine months ended September 30, 1995. NOW fees increased by $57,000 or 20.6% because of the higher fees being charged on certain checking accounts.

OTHER EXPENSE

          Total other expenses increased by $1,847,000 or 40.1%, from $4,605,000 for the nine months ended September 30, 1995 to $6,452,000 for the nine months ended September 30, 1996. Deposit insurance/OTS assessment increased from $410,000 for the nine months ended September 30, 1995 to $1,781,000 for the nine months ended September 30, 1996, an increase of $1,371,000 or 334.4%. This increase was due to the effects of the previously discussed Funds Act of $1.37 million. Salaries and benefits increased by $312,000, or 12.1%, due to higher salaries and directors fees and the effect of implementing the ESOP which resulted in an expense of $251,000. This increase in 1996 occurred despite the $355,000 of salary and benefits expenses in the nine months ended September 30, 1995 which related to the funding of the retirements benefits under the Bank's Director Emeritus retirement plan resulting from the merger of the Bank with Fairbury Federal in May, 1995. Loan related expenses increased by $88,000 or 71.5% for the nine months ended September 30, 1996 because of the increase in loan originations in 1996. Occupancy expenses increased by $15,000, or 2.7%, for the nine months ended September 30, 1996 primarily because of the opening of a new branch facility in October 1995. Data processing and ATM expenses decreased by $44,000 for the nine months ended September 30, 1996 because of the efficiencies achieved by the integration of the Bank's and Fairbury Federal's computer systems in the second half of fiscal 1995 following the merger of the Bank and Fairbury Federal in June 1995.

PROVISION FOR LOAN LOSSES

          The provision for loan losses increased from $84,000 for the nine months ended September 30, 1995 to $113,000 for the nine months ended September 30, 1996, an increase of $29,000 or 34.5%. The increase was made because of the continued growth of the loan portfolio and management's evaluation of the loan portfolio.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995.

GENERAL
          There was a net loss of $488,000 for the three months ended September 30, 1996 compared to net income of $283,000 for the three months ended September 30, 1995. The change in results was primarily attributable to the previously discussed FDIC special assessment.

INTEREST INCOME

          Interest income increased from $4,217,000 for the three months ended September 30, 1995 to $4,629,000 for the three months ended September 30, 1996, an increase of $412,000 or 9.8%. This increase was primarily attributable to a $377,000 or 10.2% increase in interest on loans for the three months ended September 30, 1996. This increase was due to an increased investment in loans. The average balance of loans increased from $184.9 million for the three months ended September 30, 1995 to $210.2 million for the three months ended September 30, 1996. This increased investment in loans was primarily funded by proceeds from the stock offering.

INTEREST EXPENSE

          Interest expense for the three months ended September 30, 1996 decreased by $67,000, or 2.6%, from $2,608,000 for the three months ended September 30, 1995 to $2,541,000 for the three months ended September 30, 1996. The decrease was caused by a decrease in the average balance of saving deposits from $208.6 million for the three months ended September 30, 1995 to $204.3 million for the three months ended September 30, 1996. Interest on borrowings increased from $8,000 for the three months ended September 30, 1995 to $52,000 for the three months ended September 30, 1996 because of an increase in Federal Home Loan Bank advances which were primarily used to fund loan originations.

OTHER INCOME

          Total other income decreased from $322,000 for the three months ended September 30, 1995 to $317,000 for the three months ended September 30, 1996, a decrease of $5,000, or 1.6%. The change was due to lower loan fees and net loan sale gains offset by higher NOW fees. Loan fees decreased from $150,000 for the three months ended September 30, 1995 to $123,000 for the three months ended September 30, 1996, a decrease of $27,000 or 18.0%. The lower loan fees were caused by a decrease in the number of loan originations. NOW fees increased in 1996 by $21,000 or 22.3% primarily because of higher fees being charged on certain checking accounts.

OTHER EXPENSE

          Total other expense increased by $1,731,000, or 120.7%, from $1,434,000 for the three months ended September 30, 1995 to $3,165,000 for the three months ended September 30, 1996. Deposit insurance/OTS assessment increased from $137,000 for the three months ended September 30, 1995 to $1,510,000 for the three months ended September 30, 1996 because of the previously discussed FDIC special assessment. Salaries and benefits increased from $729,000 for the three months ended September 30, 1995 to $1,029,000 for the three months ended September 30, 1996, an increase of $300,000 or 41.2% due to the expense for the Employee Stock Ownership Plan
("ESOP") of $171,000. The ESOP expense included an additional charge necessitated by the increase in the price of the Company's stock. Loan related expenses increased from $61,000 for the three months ended September 30, 1995 to $70,000 for the three months ended September 30, 1996, an increase of $9,000 or 14.8% because of the new federal requirement in 1996 of obtaining a flood zone determination for each borrower. Data processing and ATM expense increased by $6,000 or 6.3%, from $96,000 for the three months ended September 30, 1995 to $102,000 for the three months ended September 30, 1996 because of the addition of a branch facility and an increase in the number of automated teller machines. Occupancy expense decreased by $36,000 or 16.0% for the three months ended September 30, 1996, as compared to the three months ended September 30, 1995 because of lower depreciation expense on certain fully depreciated equipment.

INCOME TAX

          There was an income tax credit of $310,000 for the three months ended September 30, 1996, as compared to an expense of $179,000 for the three months ended September 30, 1995, a change of $489,000. The income tax credit derived from the loss for the three months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

          The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, sales of loans and securities and Federal Home Loan Bank ("FHLB") advances. While maturing and scheduled amortization of loans are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank's liquidity requirement, which may be varied at the direction of the Office of Thrift Supervision ("OTS") depending on economic conditions and deposit flows, is based upon a percentage of the Bank's deposits and short-term borrowings. The Bank is currently required by the OTS to maintain a ratio of liquid assets of 5.0%. At September 30, 1996 and 1995, the Bank's liquidity ratio was 5.88% and 5.97%, respectively. Management maintains its liquid assets in accordance with regulatory requirements.

          At September 30, 1996, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $26.9 million, or 10.2% of adjusted assets, which is above the required level of $4.0 million, or 1.5%; core capital of $26.9 million, or 10.2% of adjusted assets, which is above the required level of $7.9 million or 3.0%; and risk-based capital of $27.4 million, or 19.0% of adjusted assets, which is above the required level of $11.5 million or 8.0%.

          The Company's most liquid assets are cash and interest-bearing demand accounts. The level of these accounts is dependent on the operating, financing, lending and investing activities during any given period. At September 30, 1996, cash and interest-bearing deposits totaled $5.3 million or 2.0% of the Company's total assets.

          The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances. At September 30, 1996, the Bank had outstanding advances with the FHLB of $17.6 million with a current additional borrowing capacity of $15.7 million. Depending upon market conditions and the pricing of deposit products and FHLB borrowings, the Bank may utilize FHLB advances to fund loan originations.

          At September 30, 1996, the Bank had commitments to originate loans and unused lines of credit totaling $12.9 million. Certificate accounts, which are scheduled to mature in one year or less from September 30, 1996, totaled $107.4 million. The Bank anticipates that it will have sufficient funds to meet its current loan commitments and maturing deposits.

PART II. -- OTHER INFORMATION

        Item 1.      Legal Proceedings

          The Company is not involved in any legal proceedings of a material nature at this time other than those occurring in the ordinary course of business which in the aggregate involves amounts which are believed by management to be immaterial to the financial condition of the Company.

        Item 2.      Changes in Securities

                     Not applicable.

        Item 3.      Defaults Upon Senior Securities

                     Not applicable.

        Item 4.      Submission of Matters to a Vote of Security Holders

                     Not applicable.

        Item 5.      Other Information

                     Not applicable

        Item 6.      Exhibits and Reports on Form 8-K

                     a.  Exhibits

                         3.1 Certificate of Incorporation of Citizens First Financial Corp.*
                         3.2    By-laws of Citizens First Financial Corp.*
                        11.     Computation of Earnings Per Share
                        27.     Financial Data Schedule

                     b.  Reports on Form 8-K

                         None

                     * Incorporated by reference to this Registration Statement on Form SB-2, as amended, filed on January 24, 1996, Registration No. 333-556.

                                   SIGNATURES

          In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Citizens First Financial Corp.
                                    (Registrant)

Date:       November 14, 1996       /s/  C. William Landefeld
         ----------------------     -------------------------------------
                                    C. William Landefeld
                                    President

Date:       November 14, 1996       /s/  Dallas G. Smiley
         ----------------------     ----------------------------------------
                                    Dallas G. Smiley
                                    Chief Financial Officer