Form 10KSB40
period 1996-12-31
CITIZENS FIRST FINANCIAL CORP
filed 1997-03-28
CIK 1006265

                          SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC 20549

                                     FORM 10-KSB

                        Annual report under Section 13 of the
                           Securities Exchange Act of 1934

                     For the fiscal year ended December 31, 1996
                             Commission File No.: 1-14274

                            CITIZENS FIRST FINANCIAL CORP.
                    (Name of small business issuer in its charter)

            DELAWARE                                     37-1351861
     (State or other jurisdiction of              (I.R.S. Employer I.D. No.)
     incorporation or organization)

                         301 Broadway, Normal, Illinois 61761
         (Address of principal executive offices)         (Zip Code)

                      Issuer's telephone number:  (309) 452-1102
          Securities registered pursuant to Section 12(g) of the Act:  None
             Securities registered pursuant to Section 12(b) of the Act:

                         Common Stock par value $0.01 per share
                                   (Title of class)

                               American Stock Exchange
                        (Name of exchange on which registered)

    Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes /X/ No / /

    Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X/

    Issuer's revenues for its fiscal year ended December 31, 1996 were $19,856,986.

    The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $40,596,680 and is based upon the last sales price as quoted on The American Stock Exchange for March 10, 1997.

    The Registrant had 2,792,000 shares of Common Stock outstanding as of March 10, 1997.

    Transitional Small Business Disclosure Format.   Yes / /        No  /X/

                         DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Annual Report to Stockholders for the year ended December 31, 1996, are incorporated by reference into Part II of this Form 10-KSB.

    Portions of the Proxy Statement for the 1997 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-KSB.

                                        INDEX



PART I                                                          PAGE

    Item 1.   Description of Business                             1

    Item 2.   Properties                                         45

    Item 3.   Legal Proceedings                                  46

    Item 4.   Submission of Matters to a Vote of Security
              Holders                                            46


PART II

    Item 5.   Market for Common Equity and
              Related Stockholder Matters                        47

    Item 6.   Management's Discussion and Analysis
              or Plan of Operation                               47

    Item 7.   Financial Statements                               47

    Item 8.   Changes In and Disagreements With Accountants on
              Accounting and Financial Disclosure                47

PART III

    Item 9.   Directors,  Executive Officers,  Promoters and
              Control Persons; Compliance With Section 16(a)
              of the Exchange Act                               47

    Item 10.  Executive Compensation                            47

    Item 11.  Security Ownership of Certain Beneficial Owners
              and Management                                    47

    Item 12.  Certain Relationships and Related Transactions    48

    Item 13.  Exhibits and Reports on Form 8-K                  48


SIGNATURES

                                        PART I

Item 1.  Description of Business

General

    Citizens First Financial Corp. (the "Company") was incorporated under Delaware law in January 1996. The Company completed its initial public offering of 2,817,500 shares of common stock on May 1, 1996 in connection with the conversion of Citizens Savings Bank, F.S.B (the "Bank") from the mutual to stock form of ownership (the "Conversion"). The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). Currently, the Company does not transact any material business other than through its subsidiary, the Bank. At December 31, 1996, the Company had total assets of $261.6 million, total deposits of $202.1 million and total stockholders' equity of $40.3 million.

    The Bank was originally chartered in 1888 by the State of Illinois and in 1989 became a federally chartered savings bank. The Bank's principal business consists of the acceptance of retail deposits from the general public in the area surrounding its branch offices and the investment of those deposits, together with funds generated from operations and borrowings, primarily in one- to four-family residential mortgage loans. To a lesser extent, the Bank also invests in multi-family, commercial real estate, consumer and other loans. The Bank originates loans for investment and for sale. Currently, it is the Bank's policy to sell, on a servicing retained basis, all longer-term fixed-rate one- to four-family mortgage loans it originates as a method of controlling its growth, managing its interest rate risk and increasing its loan servicing fee income. The Bank's revenues are derived principally from interest on its mortgage, consumer and commercial loans, loan servicing fees and, to a lesser extent, the interest on its securities. The Bank's primary source of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, proceeds from the sale of loans and securities. The Bank has two wholly-owned service corporations, CSL Service Corporation and Fairbury Financial Services Corp. CSL Service Corporation is an Illinois-chartered corporation that has been inactive, but began initiating the sale of tax-deferred annuities at the end of 1996. Fairbury Financial Services Corp. is an Illinois-chartered corporation that currently services previously sold tax deferred annuities and long-term care insurance policies that it sold on an agency basis.

Market Area and Competition

    The Bank is a community-oriented savings institution offering a variety of financial products and services to meet the needs of the communities it serves. The Bank's deposit gathering is concentrated in the communities surrounding its six offices located in the municipalities of Normal, Bloomington, Eureka, Fairbury and Chenoa, Illinois which are part of McLean, Woodford and Livingston Counties. McLean County comprises the greater Bloomington/Normal metropolitan area and Woodford, Tazewell and Livingston Counties are adjacent to the greater Bloomington/Normalmetropolitan area. The economy in McLean,

Woodford, Tazewell and Livingston Counties has historically benefitted from the presence of the national and regional headquarters of State Farm Insurance Company, the Mitsubishi Motors Corporation, Caterpillar, GTE, the Eureka Company, Illinois Farm Bureau, Illinois State University and Illinois Wesleyan University as well as a variety of agricultural related businesses. These counties are the primary market area for the Bank's lending and deposit gathering activities.

    The Bank faces significant competition both in making loans and in attracting deposits. The greater Bloomington/Normal metropolitan area is a highly competitive market. The Bank faces direct competition from a significant number of financial institutions operating in its market area, many with a state-wide or regional presence and in some cases a national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Bank. The Bank's competition for loans comes principally from commercial banks, savings and loan associations, mortgage banking companies, credit unions and insurance companies. Its most direct competition for deposits has historically come from savings and loan associations and commercial banks. In addition, the Bank faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, corporate and government securities funds, mutual funds and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

Lending Activities

    Loan Portfolio Composition. The types of loans that the Bank may originate are subject to federal laws and regulations. Interest rates charged by the Bank on loans are affected by the demand for such loans and the supply of money available for lending purposes and the rates offered by competitors. These factors are, in turn, affected by, among other things, economic conditions, monetary policies of the federal government, including the Federal Reserve Board, and legislative tax policies.

    The Bank's loan portfolio consists primarily of first mortgage loans secured by one- to four-family residences located in its primary market area. At December 31, 1996, the Bank's gross loan portfolio totalled $215.2 million of total loans outstanding, of which $161.7 million were one- to four-family, residential mortgage loans, or 75.2% of total gross loans. At such date, the remainder of the loan portfolio consisted of: $12.5 million of multi-family loans, or 5.8% of total gross loans; $8.9 million of commercial real estate loans, or 4.1% of total gross loans; $12.5 million of construction and land loans, or 5.8% of total gross loans; $8.1 million of commercial loans, or 3.8 % of total gross loans, and $11.4 million of consumer and other loans, or 5.3% of total gross loans. At that same date, $125.4 million, or 58.2%, of the Bank's mortgage loans had adjustable interest rates, most of which are indexed to the one year CMT Index.

    The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.

                                                                  AT DECEMBER 31,
                -------------------------------------------------------------------------------------------------------------------
                         1996                    1995                   1994                   1993                   1992
                ---------------------  ---------------------    ---------------------    ---------------------  -------------------
                          PERCENT                  PERCENT                    PERCENT                PERCENT               PERCENT
                             OF                       OF                         OF                     OF                    OF
                 AMOUNT    TOTAL         AMOUNT     TOTAL         AMOUNT       TOTAL       AMOUNT     TOTAL      AMOUNT     TOTAL
                --------  -------        -------  ----------     --------    ---------    --------   -------  ----------   -------
                                                                      (DOLLARS IN THOUSANDS)

Mortgage
  loans:
One- to four-
  family......  $161,733   75.15%       $141,708     73.87%     $ 140,136       78.04%    $120,162    75.34%    $128,465    75.90%
Multi-family..    12,520    5.82          10,469      5.46          9,777        5.44       11,673     7.32       13,654     8.07
Commercial
  real
  estate......     8,934    4.15           8,679      4.52          7,847        4.37        9,067     5.69       10,188     6.02
Construction
  and land....    12,489    5.80          12,353      6.44          5,131        2.86        4,208     2.64        2,787     1.65
Commercial....     8,063    3.75           6,865      3.58          4,023        2.24        3,194     2.00        3,764     2.05
Consumer and
  other
  loans.......    11,444    5.31          11,719      6.11         12,607        7.02       11,112     6.97       10,567     6.24
                --------   -----          ------     -------     --------      ------     --------   ------      -------   ------
                 215,183   99.98         191,793     99.98        179,521       99.97      159,416    99.96      169,125    99.93
Deferred
  premium on
  sale of
  loans.....          34     .02              39       .02             62         .03           81      .04          136
                --------   -------        -------   ------       --------      ------      -------  -------      -------   ------
Total loans...   215,217  100.00%        191,793    100.00%       179,583      100.00%     159,497   100.00%     169,261   100.00%
                --------  --------       --------   -------      --------      -------     -------- --------     -------   ------
                          --------                  -------                    -------     -------- --------     -------   ------
Less:
Undisbursed
  portion of
  loans.......     3,397                   2,859                    2,129                    2,027                 2,093
Unearned
  interest....      --                       --                        21                       25                    36
Deferred loan
  fees........       265                     200                      171                      270                   337
Allowance for
  loan
  losses......       512                     412                      353                      388                   449
                --------                --------                 --------                 --------              --------
Total:........  $211,042                $188,361                 $176,909                 $156,787              $166,346
                --------                --------                 --------                 --------              --------
                --------                --------                 --------                 --------              --------

                                             3

    Loan Maturity. The following table shows the remaining contractual maturity of the Bank's loans at December 31, 1997. The table does not include the effect of future principal prepayments. Principal repayments on total loans were $77.4 million, $50.8 million and $56.7 million for the years ended December 31, 1996, 1995 and 1994, respectively.

                                                                            At December 31, 1996
                                           ------------------------------------------------------------------------------
                                           One- to             Commercial                               Consumer
                                            Four-       Multi-    Real       Construction  Commercial   and Other   Total
                                            Family      Family    Estate       and Land      Loans        Loans     Loans
                                           ------------------------------------------------------------------------------
                                                                            (In thousands)
Amounts due:
    One year or less......................   $  1,439   $    0   $  370      $10,687       $3,153        $ 2,701   $ 18,350
    After one year:
        More than one year to three years.      1,051        0       33           50        3,486          2,774      7,394
        More than three years to five
           years..........................      2,803      183      758          523          469          3,847      8,583
        More than five years to 10 years..     17,896      253    1,937          222          583          1,949     22,840
        More than 10 years to 20 years....     58,003   10,998    5,290          856          325            166     75,638
        More than 20 years................     80,542    1,086      546          150           47              7     82,378
                                             --------  -------   ------      -------       ------        -------   --------
          Total due after December 31,
             1997.........................    160,295   12,520    8,564        1,801        4,910          8,743    196,833
          Total amount due................   $161,734  $12,520   $8,934      $12,488       $8,063        $11,444   $215,183
                                             --------  -------   ------      -------       ------        -------   --------
                                             --------  -------   ------      -------       ------        -------   --------

Deferred premium on sale of loans.........                                                                               34
Less
    Allowance for loan losses.............                                                                              512
    Undisbursed portion of loans..........                                                                            3,397
    Deferred loan fees....................                                                                              265
                                                                                                                   --------
Loans, net................................                                                                         $211,042
                                                                                                                   --------
                                                                                                                   --------

    The following table sets forth at December 31, 1996 the dollar amount of loans contractually due after December 31, 1997, and whether such loans have fixed interest rates or adjustable interest rates.

                                            Due After December 31, 1997
                                          --------------------------------
                                           Fixed    Adjustable     Total
                                          -------   ----------     -----
                                                  (In thousands)
Mortgage loans:
One- to four-family..............         $69,770     $90,525     $160,295
Multi-family.....................             155      12,365       12,520
Commercial real estate...........           1,602       6,962        8,564
Construction and land............             592       1,209        1,801
Commercial loans.................           1,052       3,858        4,910
Consumer and other loans.........           7,364       1,379        8,743
                                          -------    --------     --------
      Total loans....................     $80,535    $116,298     $196,833
                                          -------    --------     --------
                                          -------    --------     --------


    Origination, Sale, Servicing and Purchase of Loans. The Bank's loan origination activities are conducted primarily by its loan personnel, operating at its six branch offices. All loans originated by the Bank are underwritten by the Bank pursuant to the Bank's policies and procedures. The Bank originates both adjustable-rate and fixed-rate mortgage loans, commercial loans and consumer loans. The Bank's ability to originate loans is dependent upon the relative customer demand for the type of loan and demand for fixed-rate or adjustable-rate loans, which is affected by the current and expected future level of interest rates.

    While the Bank has in the past, from time to time, sold adjustable-rate one-to four-family loans and retained mortgage loans with terms of 10 years or more, it is currently the general policy of the Bank to originate for sale in the secondary market one- to four-family fixed-rate mortgage loans with maturities exceeding ten years and to originate for investment all adjustable-rate one- to four-family mortgage loans and fixed-rate one- to four-family mortgage loans with maturities of ten years or less. The Bank has in the past also originated for investment one- to four-family loans for investment with maturities of fifteen years if the interest rate was equal to or greater than 250 basis points over the Bank's cost of funds and maturities of twenty years if the interest rate was equal to or greater than 275 basis points over the Bank's cost of funds. The Bank generally retains the servicing rights of loans it sells and sells such loans without recourse. At December 31, 1996, the Bank serviced $80.6 million of loans for others and for the years ended December 31, 1996, 1995 and 1994 had $626,000, $540,000
and $551,000, respectively, of loan servicing fees. The Bank recognizes, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. See "- Lending Activities - Loan Servicing." Although it is the current policy of the Bank to originate and purchase loans or participations secured by properties located in its primary market area, at December 31, 1996, the Bank had $3.0 million in loans, or 1.4%, of total loans, secured by properties located outside of its primary market area, specifically various single-family, multi-family and commercial real estate loans secured by properties in Chicago, Illinois, New Mexico and Florida. Loans secured by properties located outside an institution's primary market area generally involve greater risks than loans secured by properties within the institution's market area as the institution may not be as familiar with the real estate market or local economy of the area where the property is located and may rely on third parties to inspect such properties.

    The Bank engages in certain hedging activities to facilitate the sale of its one- to four-family mortgage loans in an attempt to minimize interest rate risk from the time that loan commitments are made to the time until the loans are packaged and sold. The Bank currently utilizes forward loan sale commitment contracts with the FHLMC as its method of hedging its loan sales in an attempt to protect the Bank from fluctuations in market interest rates ("forward commitment contracts") from the time of the loan commitment to the time of sale. Generally, such forward commitment contracts obligate the Bank to deliver loans or agency mortgage-backed securities to the FHLMC at a date not greater than 60 days in the future at a specified price. During the time the Bank enters into the forward commitment contract to the date of delivery, the Bank processes and closes loans, thereby protecting the price of currently processed loans from interest rate fluctuations that may occur from the time the interest rate on the loan is fixed to the time of sale. For the year ended December 31, 1996, the Bank had $236,000 in net gains attributable to the sale of loans, including any hedging gains or losses related to its forward commitment contract activity. It is the policy of the Bank that the Bank generally not have more than $5 million of aggregate mortgage loan applications at any given time that are not covered by forward commitment contracts. Accordingly, the Bank monitors the volume of its loan applications and trends in market interest rates to determine the amount of forward sale commitment contracts which it will enter into at any point in time. At December 31, 1996, the Bank had forward commitment contracts outstanding which required the delivery of $163,000 of one- to four-family mortgage loans 45 days in the future. The Bank's utilization of such forward commitment contracts involves certain risks in the event the Bank is unable to deliver loans that it has committed to sell which may result in the Bank being required to buy whole loans at a premium for delivery under the contract or may result in other losses associated with such activity.

    The following table sets forth the Bank's loan originations, purchases, sales and principal repayments for the periods indicated:


                                            For the Year Ended December 31,
                                            --------------------------------
                                             1996         1995         1994
                                            ------       ------       ------
                                                   (In thousands)
Net loans:
Beginning balance.....................     $188,361     $176,910     $156,787
  Loans originated:
     One- to four-family..............       90,084       54,683       57,233
     Multi-family.....................        6,780        3,360          808
     Commercial real estate...........        2,863        2,512        1,396
     Construction and land............        1,153        1,327        8,421
     Commercial.......................        6,514        8,120        6,160
     Consumer and other(1)............        8,576       10,243       12,105
                                           --------     --------     --------
       Total loans originated.........      115,970       80,245       86,123
                                           --------     --------     --------
              Total...................      304,331      257,155      242,910
                                           --------     --------     --------
Less:
     Principal repayments and other,
        net...........................       77,393       50,832       56,684
     Loan charge-offs, net............           67           64          117
     Proceeds from sale of mortgage
        loans.........................       15,132       17,898        9,160
     Transfer of mortgage loans to
        REO...........................          697         --             39
                                           --------     --------     --------
Loans, net(2).........................     $211,042     $188,361     $176,910
                                           --------     --------     --------
                                           --------     --------     --------

______________________

(1) Consumer and other loans primarily consist of home equity loans and lines of credit secured by mortgages, automobile and personal loans.

(2) There were no significant amounts of loans held for sale at any of the period ends presented.

    One- to Four-Family Mortgage Lending. The Bank currently offers both fixed-rate and adjustable-rate mortgage loans secured by one- to four-family residences located in the Bank's primary market area, with maturities of up to thirty years. While the Bank has in the past purchased or originated such loans secured by properties outside its market area, substantially all of such loans at December 31, 1996 were secured by property located in the Bank's primary market area. One- to four-family mortgage loan originations are generally obtained from the Bank's loan representatives operating in its branch offices and their contacts with the local real estate industry, existing or past customers, and members of the local communities.

    At December 31, 1996, one- to four-family mortgage loans totalled $161.7 million, or 75.2%, of total gross loans. Of the one- to four-family mortgage loans outstanding at that date, 41.8% were fixed-rate loans and 58.2% were adjustable-rate mortgage loans. The Bank currently offers a number of adjustable-rate mortgage loans with terms of up to 30 years and interest rates which adjust annually from the outset of the loan or which adjust annually after a 1, 3 or 5-year initial period in which the loan has a fixed rate. The interest rates for the majority of the Bank's adjustable-rate mortgage loans are indexed to the one year CMT Index. Interest rate adjustments on such loans are limited to 2% annual adjustment cap and a maximum adjustment of 6% over the life of the loan.

    The Bank also offers its adjustable-rate one- to four-family loans with initial interest rates that are 50 to 100 basis points below its fully indexed rate for a period of one or three years and which adjust to a rate currently 2.75% over the CMT Index on an annual basis thereafter. The Bank qualifies borrowers for such loans at the initial interest rates. Accordingly, such loans generally bear a greater degree of risk than other types of one- to four-family adjustable-rate loans or loans where the borrower is qualified at the fully indexed rate as there is an increased risk of default by the borrower after the initial upward rate adjustment due to the increase in the interest rate charged on such loans and corresponding increase in monthly payments.

    The origination of adjustable-rate residential mortgage loans, as opposed to fixed-rate residential mortgage loans, helps reduce the Bank's exposure to increase in interest rates. However, adjustable-rate loans generally pose credit risks not inherent in fixed-rate loans, primarily because as interest rates rise, the underlying payments of the borrower rise, thereby increasing the potential for default. Adjustable-rate loans originated with below fully indexed market rates involve greater risks as a borrower's payment may increase by a greater amount thereby increasing the potential for default. Periodic and lifetime caps on interest rate increases help to reduce the risks associated with its adjustable-rate loans but also limit the interest rate sensitivity of its adjustable-rate mortgage loans.

    The Bank currently originates one- to four-family residential mortgage loans in amounts up to 95% of the lower of the appraised value or the selling price of the property securing the loan up to a maximum amount of $214,600 for loans originated for sale. The Bank currently requires private mortgage insurance to be obtained for loans in excess of an 80% loan to value ratio for loans originated for sale, however, the Bank generally does not require private mortgage insurance on loans originated for investment unless the loan to value ratios are in excess of 90%. Mortgage loans originated by the Bank generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the yields on the Bank's fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.

    Multi-Family Lending. The Bank originates fixed and adjustable-rate multi-family mortgage loans generally secured by 5 to 70 unit apartment and student housing buildings located in the Bank's primary market area. At December 31, 1996, the Bank's multi-family loan portfolio was $12.5 million, or 5.9%, of total loans. In reaching its decision on whether to make a multi-family loan, the Bank considers the qualifications and financial condition of the borrower as well as the value and condition underlying property. The factors considered by the Bank include: the net operating income of the mortgaged premises before debt service and depreciation; the debt coverage ratio (the ratio of net earnings to debt service); and the ratio of loan amount to appraised value. Pursuant to the Bank's underwriting policies, a multi-family mortgage loan may only be made in an amount up to 85% of the lower of the appraised value or sales price of the underlying property with terms of up to 25 years. The Bank's adjustable-rate multi-family loans are originated with rates that adjust annually or which are fixed for the first three years and adjust annually thereafter based upon the CMT Index plus a margin of 3.5%. The maximum amount of the Bank's multi-family loans are limited by the Bank's loans to one borrower limit which, at December 31, 1996, was $4.5 million.
In addition, the Bank generally requires a debt service ratio of a maximum of 1.2% and the personal guarantee of the borrower. The Bank also requires an appraisal on the property conducted by an independent appraiser and title insurance.

    When evaluating the qualifications of the borrower for a multi-family loan, the Bank considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar property and the Bank's lending experience with the borrower. The Bank's underwriting policies require that the borrower be able to demonstrate management skills and the ability to maintain the property from current rental income. The Bank's policy requires borrowers to present evidence of the ability to repay the mortgage and a history of making mortgage payments on a timely basis. In making its assessment of the creditworthiness of the borrower, the Bank generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation. The Bank's largest multi-family loan at December 31, 1996, had an outstanding balance of $3.4 million and is secured by a 68-unit apartment complex located in Normal, Illinois.

    Loans secured by apartment buildings and other multi-family residential properties generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to a greater extent to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting policies, which require such loans to be qualified at origination on the basis of the property's income and debt coverage ratio.
As part of its operating strategy, the Bank intends to increase its multi-family lending in its primary market area depending on market demand for such loans.

    Commercial Real Estate Lending. The Bank originates adjustable-rate commercial real estate loans that are generally secured by properties used for business purposes such as small office buildings or a combination of residential and retail facilities located in the Bank's primary market area. The Bank's underwriting procedures provide that commercial real estate loans may generally be made in amounts up to 80% of the lower of the appraised value or sales value of the property, subject to the Bank's current loans-to-one-borrower limit, which at December 31, 1996, was $4.5 million. These loans may be made with terms up to 25 years and are generally offered at interest rates which adjust in accordance with the CMT Index or prime rate, as reported in the Wall Street Journal, annually or annually after a three year period. The Bank's underwriting standards and procedures are similar to those applicable to its multi-family loans, whereby the Bank considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Bank has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 1.1%. At December 31, 1996, the Bank's commercial real estate loan portfolio totalled approximately $8.9 million or 4.2% of total loans. The largest commercial real estate loan in the Bank's portfolio
                                           9
at December 31, 1996, was a $735,000 loan secured by a theater/restaurant located in Peoria, Illinois.

    Loans secured by commercial real estate properties, like multi-family loans, generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting standards, which require such loans to be qualified on the basis of the property's income and debt service ratio.

    Construction and Land Lending. The Bank originates loans for the acquisition and development of commercial and residential property located in its primary market area. These loans are offered to local developers and individuals. The majority of the Bank's construction loans are originated primarily to finance the construction of one- to four-family, owner-occupied residential properties and multi-family properties located in the Bank's primary market area. Such loans are offered for the construction of properties that are pre-sold or for which permanent financing has been secured, as well as for properties that are not pre-sold or for which permanent financing has not been secured. At December 31, 1996, the Bank had $11.4 million of construction lines of credit and construction loans committed to the construction of one- to four-family properties that were not pre-sold or for which permanent financing had not been secured and, at such date, $8.4 million had been drawn on such lines of credit or construction loans for the construction of 75 one- to four-family properties.
Construction loans are generally offered with terms up to six months for residential property and up to one year for multi-family and commercial property. The Bank also offers developers construction loans in the form of a line of credit whereby the borrower may draw upon such line of credit only as individual properties are released for construction. Construction loans may be made in amounts up to 80% of the estimated cost of construction, although the Bank will lend up to 85% of the estimated cost of construction if the property is pre-sold, subject to the Bank's current limitation on loans-to-one-borrower which at December 31, 1996 was $4.5 million. With respect to construction loans, the Bank's policy is to require borrowers to secure permanent financing commitments from generally recognized lenders for an amount equal to or greater than the amount of the loan. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Land development loans are offered on a selective basis and the terms determined on a case by case basis, but generally do not exceed 75% of the actual cost or current appraised value of the property, whichever is less. The largest construction loan in the Bank's portfolio at December 31, 1996 for the construction of a sixty-unit apartment complex, was a $1.8 million loan originated in April 1996.

    Construction and land development financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is dependent largely upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, the Bank may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

    Commercial Lending. The Bank offers commercial loans to businesses operating in the Bank's primary market area on a selective basis. Such loans are generally offered with terms up to 15 years in amounts up to $250,000 and are generally secured by receivables, inventories, equipment and other assets of the business. The Bank generally requires personal guarantees on its commercial loans. The Bank also offers commercial loans to businesses on an unsecured basis on a selective basis. These types of loans are made to existing customers and are of a short duration, generally less than six months. At December 31, 1996, the Bank had $8.1 million of commercial loans, of which $339,000, or 4.2%, were unsecured, and the largest of which was a $142,800 loan to a local convenience store secured by substantially all assets of the business. As part of its operating strategy, the Bank intends to increase its emphasis on secured commercial lending by training existing loan personnel and hiring additional commercial loan personnel.

    Unlike mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

    Consumer and Other Lending. The Bank's portfolio of consumer and other loans primarily consist of fixed-rate, fixed-term home equity loans, adjustable home equity lines of credit, loans secured by automobiles, home improvement loans, loans secured by deposit accounts and unsecured personal loans. As of December 31, 1996, consumer loans amounted to $11.4 million, or 5.3%, of the Bank's total loan portfolio of which $4.3 million were home equity loans. Consumer loans are generally originated in the Bank's primary market area. Fixed-rate, fixed-term home equity loans and adjustable home equity lines of credit are offered in amounts of 80% of the appraised value if the Bank does not hold the first mortgage on the property and up to 85% of the appraised value if the Bank holds the first mortgage with a maximum loan amount of $100,000. Fixed-rate, fixed-term home equity loans are offered with terms up to 15 years and home equity lines of credit are offered with terms up to five years. Automobile loans are offered with maximum terms of up to six years and have interest rates established by the age of the automobile. Unsecured consumer loans are made with a maximum maturity of 24 months and the maximum loan amount based on a borrower's financial condition.

    Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of the Bank. The Board of Directors has established a Loan Committee comprised of four (4) directors, an Executive Officer Loan Committee comprised of the President and Senior Vice President of Lending, a Senior Officer Loan Committee comprised of the Senior Vice President of Lending and the Vice President of Commercial Lending, and a Staff Loan Committee comprised of various corporate officers. The Board of Directors has authorized the following committees to approve loans up to the amounts indicated: secured loans in excess of $500,000 and unsecured loans in excess of $75,000 may be approved by the Director Loan Committee; secured loans up to $500,000 and unsecured loans up to $75,000 may be approved by the President and Senior Vice President of Lending; all secured loans to commercial clients up to $250,000 and unsecured loans up to $75,000 may be approved by the Senior Vice

President of Lending and Vice President of Commercial Loans; and all secured loans to $350,000 and unsecured loans to $75,000 may be approved by the Staff Loan Committee.

    Additionally, the Bank recently adopted approval procedures which allow branch managers and loan officers to approve loans up to $10,000 for any purpose.

    For all loans originated by the Bank, upon receipt of a completed loan application from a prospective borrower, a credit report is ordered and certain other information is verified by an independent credit agency. If necessary, additional financial information may be required. An appraisal of real estate intended to secure a proposed loan generally is required to be performed by an appraiser designated and approved by the Bank. For proposed mortgage loans, the Board annually approves independent appraisers used by the Bank and approves the Bank's appraisal policy. The Bank's policy is to obtain title and hazard insurance on all mortgage loans and the Bank may require borrowers to make payments to a mortgage escrow account for the payment of property taxes and private mortgage insurance, if required.

    Loan Servicing. The Bank generally services all loans it retains for investment and also services a portfolio of one- to four-family mortgage loans for others which is primarily generated from its loan sale activity. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The gross servicing fee paid to the Bank for loans it services for others is generally 25 to 50 basis points of the interest paid on the loan. The Bank currently does not purchase servicing rights related to mortgage loans originated by other institutions. At December 31, 1996 the Bank was servicing $80.6 million of loans for others and for the year ended December 31, 1996, the Bank's servicing fees totalled $626,000.

    Delinquencies and Classified Assets. Management and the Board of Directors perform a monthly review of all delinquent loans. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. The Bank generally requires that delinquent mortgage loans be reviewed and that a delinquency notice be mailed no later than the 10th day of delinquency and a late charge is assessed after 20 days for mortgage loans and 10 days after the due date for consumer loans. The Bank's policies provide that telephone contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain full payment or work out a repayment schedule with the borrower to avoid foreclosure. It is the Bank's general policy to discontinue accruing interest on all loans which are past due 90 days where the principal and accrued interest amount to over 90% of the net realizable value of the collateral. Property acquired by the Bank as a result of foreclosure on a mortgage loans is classified as "real estate owned" and is recorded at the lower of the unpaid principal balance and accrued interest or fair value less costs to sell at the date of acquisition and thereafter.
Upon foreclosure, it is the Bank's policy to require an appraisal of the property and, thereafter, appraisal of the property on an as-needed basis.
At December 31, 1996, the Bank had $697,000 in foreclosed real estate.

    Federal regulations and the Bank's Classification of Assets Policy require that the Bank utilize an internal asset classification system as a means of reporting problem and potential problem assets. The Bank has incorporated the OTS' internal asset classifications as a part of its credit monitoring system. The Bank currently classifies problem and potential problem assets as "Substandard," "Doubtful" or "Loss" assets. An asset is considered Substandard if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Substandard assets include those characterized by the distinct possibility that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. Assets classified as Loss are those considered uncollectible and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.
Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated "Special Mention."

    When an insured institution classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish a general valuation allowance for loan losses in an amount deemed prudent by management. General valuation allowances, which is a regulatory term, represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as Loss, it is required either to establish a specific allowance for losses equal to 100% of the amount of the assets so classified or to charge off such amount.

    A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, recently adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines.
 Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. As a result of the declines in local and regional real estate market values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as part of the examination of institutions by the OTS and the FDIC. While the Bank believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to materially increase at that time its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings at that time. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

    The Bank's senior management reviews and classifies the Bank's loans on a quarterly basis and reports the results of its review to the Board of Directors. The Bank classifies loans in accordance with the management guidelines described above. At December 31, 1996, the Bank had no assets designated as Special Mention or classified as Doubtful and, $1,298,000, and $37,000 of assets classified as Substandard, and Loss, respectively. Assets classified as Substandard consisted of 12 one- to four-family loans with an aggregate outstanding balance of $1,075,800, one commercial real estate loan and one commercial asset-based loan with an aggregate outstanding balance of $131,600 and 16 consumer and other loans with an aggregate outstanding balance of $90,600.

     The following table sets forth delinquencies in the Bank's loan portfolio as of the dates indicated:


                                      At December 31, 1996                            At December 31, 1995
                             --------------------------------------------     ------------------------------------------
                                 60-89 Days           90 Days or More            60-89 Days            90 Days or More
                             ---------------------   --------------------    --------------------    ------------------
                                        Principal               Principal               Principal               Principal
                              Number     Balance      Number     Balance      Number     Balance      Number     Balance
                             of Loans    of Loans    of Loans    of Loans    of Loans    of Loans    of Loans    of Loans
                             --------   ---------    --------    --------    --------    ---------   ---------   --------
                                                                      (Dollars in thousands)
One- to four-family........      3         279          8           500          5           304        16          610
Multi-family...............     --          --         --            --         --            --        --           --
Commercial real estate.....     --          --         --            --         --            --         1          100
Construction and land......     --          --         --            --         --            --        --           --
Commercial.................      2           5          1            14         --            --        --           --
Consumer and other loans...      5          54         16            53         12            98        37          238
                             --------   ----------   --------     -------     --------      -----      ----        ----
    Total..................     10         338         25           567         17           402        54          948
                             --------   ----------   --------     -------     --------      -----      ----        ----
                             --------   ----------   --------     -------     --------      -----      ----        ----
Delinquent loans to total
  loans, net...............                                        0.27%                                           0.50%

                                            At December 31, 1994
                              ---------------------------------------------------
                                   60-89 Days                90 Days or More
                              -----------------------      ----------------------
                                           Principal                   Principal
                              Number        Balance       Number        Balance
                              of Loans      of Loans      of Loans      of Loans
                              --------     ----------     --------     ----------
                                             (Dollars in thousands)
One- to four-family........     18           $505            13           $365
Multi-family...............     --             --            --             --
Commercial real estate.....     --             --            --             --
Construction and land......     --             --             1             40
Commercial.................      1              4            --             --
Consumer and other loans...     36            254            26            134
                              ----           ----          ----           ----
Total....................       55           $763            40           $539
                              ----           ----          ----           ----
                              ----           ----          ----           ----
Delinquent loans to total
  loans, net,..............                                               0.30%

     Non-Performing Assets and Restructured Loans. The following table sets forth information regarding non-accrual loans, restructured loans and REO.
At December 31, 1996, the Bank had two restructured loans totalling $463,000, one of which consisted of a 50 percent participation in an office building located in New Mexico and the other a commercial office building in Bloomington, Illinois. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due where the principal and accrued interest amounts to over 90% of the net realizable value of the collateral and charge off all accrued interest at the time of foreclosure with respect to mortgage loans, and after 120 days with respect to consumer loans. For the years ended December 31, 1996, 1995, 1994, 1993 and 1992, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $11,000, $26,000, $30,000, $19,000 and $125,000, respectively.


                                                                                At December 31,
                                                     --------------------------------------------------------------------
                                                        1996          1995          1994          1993          1992
                                                     ----------   ------------   ----------    ----------    -----------
                                                                           (Dollars in thousands)

Non-accrual loans:
  Mortgage loans:
    One- to four-family.............................  $  133        $  178        $  209         $  225        $  371
    Multi-family....................................       0             0            --             --           538
    Commercial real estate..........................       0             0            --             --            --
  Construction and land.............................       0             0            40             --            --
  Commercial........................................      14             0            --             71             7
  Consumer and other loans..........................      51           133            81            106            86
                                                     ---------     -----------   ----------    ----------    -----------
    Total non-accrual loans.........................     198           311           330            402         1,002
Loans contractually past due 90 days or
  more, other than non-accruing.....................     369           637           209            326           313
                                                     ---------     -----------   ----------    ----------    -----------
    Total non-performing loans......................     567           948           539            728         1,315
Real estate owned, net(1)...........................     697            --            39            197           340
                                                     ---------     -----------   ----------    ----------    -----------
    Total non-performing assets.....................  $1,264        $  948        $  578         $  925        $1,655
                                                     =========     ===========   ==========    ==========    ===========
Restructured loans(2)...............................  $  463        $  364        $  375         $  400        $   --
                                                     =========     ===========   ==========    ==========    ===========
Allowance for estimated loan
  losses as a percent of loans receivable(3)........       0%         0.22%         0.20%          0.25%          0.27%
Allowance for estimated   loan losses as
  a percent of non-performing loans(4)..............   90.30         43.46         65.49          53.30          34.14
Non-performing loans as a percent
  of loans receivable(3)(4).........................    0.27          0.50          0.30           0.46           0.79
Non-performing assets as
  a percent of total assets(5)......................    0.48          0.41          0.25           0.40           0.72


----------------
(1)  REO balances are shown net of related valuation allowances.
(2) The restructuring of these loans resulted in lengthening of the loan terms and, for the commercial office building loan, a slight modification to the original interest rate, which will not result in the foregoing of any principal or interest payments. Accordingly, the Bank has not foregone any interest income as a result of this restructuring.
(3)  Loans includes loans, net, excluding allowance for loan losses.
(4) Non-performing loans consist of all 90 days or more past due and other loans which have been identified by the Bank as presenting uncertainty with respect to the collectibility of interest or principal.
(5) Non-performing assets consist of non-performing loans and real estate owned (REO).

     Allowance for Loan Losses. The Bank's allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management. As of December 31, 1996, the Bank's allowance for loan losses was $512,000, or 0.24%, of total loans and 90.30% of non-performing loans as compared to $412,000, or 0.22%, of total loans and 43.46% of non-performing loans as of December 31, 1995. The
Bank had total non-performing loans of $567,000 and $948,000 at December
31, 1996 and December 31, 1995, respectively and non-performing loans to total loans of 0.27% and 0.50%, respectively. The Bank will continue to monitor and modify its allowances for loan losses as conditions dictate. While management believes that, based on information currently available, the Bank's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase its level of loan loss allowances as a percentage of total loans and non-performing loans in the event it increases the level of multi-family, commercial real estate, commercial, construction and land and consumer lending as a percentage of its total loan portfolio.

     The following table sets forth activity in the Bank's allowance for loan losses for the periods set forth in the following table.


                                                               At or For the Year Ended December 31,
                                                     -------------------------------------------------------------
                                                          1996         1995         1994        1993        1992
                                                     ------------    ---------    --------    --------    --------
                                                                          (In thousands)

Balance at beginning of period.....................      $412          $353         $388        $449        $415
Provision..........................................       167           123           81         211          66
Charge-offs:
   One- to four-family (recoveries)................        47            59           29          --          (1)
   Multi-family....................................        --            --           --         262          --
   Commercial......................................        --            --           50          --          --
   Commercial real estate..........................        --            --            3           4          23
   Construction and land...........................        --            --           --          --          --
   Consumer........................................        20             5           34           6          10
                                                       ---------      --------     --------   ---------    -------
     Net charge-offs...............................       (67)          (64)        (116)       (272)        (32)
                                                       ---------      --------     --------   ---------    -------
Balance at end of period...........................      $512          $412         $353        $388         $449
                                                       =========      ========     ========   =========    =======
Net charge-off as a percent of
average loans (net)................................      0.03%         0.04%        0.07%       0.17%        0.02%
                                                       --------       --------     --------   ---------    -------
                                                       --------       --------     --------   ---------    -------


     The following tables set forth the Bank's percent of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated.



                                                                       At December 31,
                        --------------------------------------------------------------------------------------------------------
                                      1996                                  1995                                 1994
                        --------------------------------    ---------------------------------    ---------------------------------
                                                Percent                              Percent                             Percent
                                                 of Loans                            of Loans                            of Loans
                                   Percent of   in Each                 Percent of   in Each                Percent of   in Each
                                   Allowance    Category                Allowance    Category               Allowance    Category
                                   to Total     to Total                to Total     to Total               to Total     to Total
                        Amount     Allowance    Loans (1)    Amount     Allowance    Loans (1)   Amount     Allowance    Loans (1)
                       --------  ------------- ----------   --------  ------------- ----------  --------  ------------- ----------
                                                                   (Dollars in thousands)


Mortgage loans:
 One- to four-family    $170        33.21%       75.17%      $150        36.41%       73.87%      $102        28.90%       78.07%

 Multi-family........     52        10.16         5.82         32         7.77         5.46         20         5.67         5.44

 Commercial real
   estate............     36         7.03         4.15         28         6.80         4.52         22         6.23         4.37

 Construction
   and land..........     46         8.98         5.80         16         3.88         6.44         24         6.80         2.86

Commercial...........     68         13.28        3.75         56        13.59         3.58         69        19.55         2.24

Consumer and
   other loans.......    140         27.34        5.31        130        31.55         6.11        116        32.85         7.02
                       --------     --------     --------    --------   --------    --------   --------    --------      --------


   Total allowance
    for loan losses..   $512         100.00%     100.00%     $412       100.00%      100.00%      $353       100.00       100.00%
                       --------     --------     --------    --------   --------    --------   --------    --------      --------
                       --------     --------     --------    --------   --------    --------   --------    --------      --------




                                                      At December 31,
                                --------------------------------------------------------------------------
                                                1993                                    1992
                                -----------------------------------     ----------------------------------

                                                        Percent                                  Percent
                                                        of Loans                                 of Loans
                                           Percent of   in Each                     Percent of   in Each
                                           Allowance    Category                    Allowance    Category
                                           to Total     to Total                    to Total     to Total
                                Amount     Allowance    Loans (1)        Amount     Allowance    Loans (1)
                               --------- ------------ ------------     ---------- ------------ -----------
                                                   (Dollars in thousands)
Mortgage loans:
 One- to four-family.........   $125        32.22%      75.38%            $154        34.30%      75.97%

 Multi-family................     28         7.22        7.32               42         9.35        8.07

 Commercial real
    estate...................     24         6.19        5.69               10         2.23        6.02

 Construction
    and land.................     16         4.12        2.64               32         7.13        1.65

Commercial...................     57        14.69        2.00               67        14.92        2.05

Consumer and
    other loans..............    138        35.56        6.97              144        32.07        6.24
                              --------    --------    --------          --------   ----------    ---------

    Total allowance
     for loan losses.........   $388       100.00%     100.00%            $449       100.00%     100.00%
                              --------    --------    --------          --------   ----------    ---------
                              --------    --------    --------          --------   ----------    ---------

__________________
(1) The deferred premium on sale of loans of $34,000, $39,000, $62,000, $81,000 and $136,000 has been netted with one- to four-family mortgage loans in computing percent of loans to total loans.

Management of Interest Rate Risk

     The principal objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in certain balance sheet accounts, determine the level of risk appropriate given the Bank's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with Board of Directors' approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Company monitors its interest rate risk as such risk relates to its operating strategies. The Company's Board of Directors reviews the Bank's interest rate risk position on a quarterly basis. The Bank's Asset/Liability Committee is comprised of the Bank's senior management under the direction of the Board of Directors, with the Committee responsible for reviewing with the Board of Directors its activities and strategies, the effect of those strategies on the Company's net interest margin, the market value of the portfolio and the effect that changes in the interest rates will have on the Company's portfolio and the Company's exposure limits. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Company.

     In recent years, the Bank has utilized the following strategies to manage interest rate risk: (1) originating for investment adjustable-rate residential mortgages and fixed-rate one- to four-family loans with maturities of 10 years or less; (2) generally selling one- to four-family mortgage loans with maturities exceeding 10 years in the secondary market without recourse and on a servicing retained basis; and (3) investing in shorter term investment securities which may generally bear lower yields as compared to longer term investments, but which better position the Company for increases in market interest rates. The primary analytical tool utilized by the Company to monitor its interest rate risk is a modeling tool utilized by the OTS which estimates the change in its net portfolio value over a range of interest rate scenarios ("net portfolio value model"). Based on such net portfolio value model, the OTS prepares for the Bank on a quarterly basis an analysis of the Company's interest rate risk based on data submitted by the Bank.

     The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. At December 31, 1996, the Company's one-year gap position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was negative 9.0%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets than if it had a positive gap. During a period of falling interest rates, an institution with a negative gap would tend to have its interest-bearing liabilities repricing downward at a faster rate than its interest-earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income.

     The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1996, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "GAP Table"). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 1996, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three month period and subsequent selected time intervals. Annual prepayment rates for adjustable-rate and fixed-rate loans are assumed to be 4.5% and 9.5%, respectively. Annual prepayment rates for mortgage-backed securities are assumed to be 4.5% and 7.5%, respectively. Money market deposit accounts are assumed to be immediately rate-sensitive, while passbook accounts and negotiable order or withdrawal ("NOW") accounts are assumed to have decay rates of 12% annually.


                                                                 At December 31, 1996
                                     ---------------------------------------------------------------------------------------------
                                     3 Months        More than        More than       More        More than       More      Total
                                      or less        3 Months to     6 Months to      than        3 Years to      than      Amount
                                                     6 Months          1 Year        1 Year to      5 Years      5 Years
                                                                                      3 Years
                                     --------        -----------     ------------    ----------   -----------    --------   ------
                                                                                 (Dollars in thousands)
Interest-earning assets:
   Short-term deposits                  5,159                --                --            --            --          --    5,159
   Investment securities                1,499                --               500         2,236         1,953          68    6,256
   Loans receivable                    30,486            13,561            34,375        75,885        12,908      47,967  215,183
   Mortgage-backed securities          12,811               806             2,152         1,347           900       5,099   23,114
   FHLB stock                           1,662                --                --            --            --          --    1,662
                                       ------            ------            ------        ------        ------      ------  -------
      Total                            51,617            14,366            37,027        79,468        15,761      53,134  251,374
                                       ------            ------            ------        ------        ------      ------  -------
                                       ------            ------            ------        ------        ------      ------  -------

Interest-bearing liabilities:

   Money market savings                 9,395                --                --            --            --          --    9,395
   Passbook accounts                      497               482               935         5,276         2,251       7,129   16,571
   NOW accounts                           359               348               675         2,537         1,928       6,105   11,950
   Certificate accounts                29,765            24,169            47,679        43,894         6,969         172  152,648
                                       ------            ------            ------        ------        ------      ------  -------


FHLB advances                          10,250                --             2,000         4,000            --          --   16,250
      Total                            50,266            24,999            51,289        55,707        11,148      13,405  206,814
                                       ------            ------            ------        ------        ------      ------  -------
                                       ------            ------            ------        ------        ------      ------  -------


Assets minus liabilities                1,351           (10,633)          (14,262)       23,761         4,613      39,729   44,560

Cumulative interest-rate sensitivity
gap                                     1,351            (9,281)          (23,543)          218         4,831      44,560       --

Cumulative interest-rate gap as a
percent of total assets                 0.52%             (3.55)%           (9.00)%        0.08%         1.85%      17.03%      --

Cumulative interest-rate gap as a
percent of total interest-earning
assets                                  2.62%            (64.61)%          (63.58)%        0.27%        30.65%      83.86%      --

Cumulative interest-earning assets as
a percent of cumulative interest-
bearing liabilities                   102.69%             87.67%            81.40%       100.12%       102.50%     121.55%      --



--------------------
(1) Includes total loans net of non-performing loans and the allowance for loan losses.

    Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable-rate loans, have features which restrict changes in interest rates both on a short-term basis and over the life of the asset. Further, in the event of change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their adjustable-rate loans may decrease in the event of an interest rate increase.

    Net Portfolio Value. The Bank's interest rate sensitivity is monitored by management through the use of the net portfolio value model produced by the OTS which generates estimates of the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces such estimates utilizing its own model, based upon data submitted on the Bank's quarterly Thrift Financial Reports on a quarterly basis. The OTS' model assumes estimated loan prepayment rates, reinvestment rates and deposit decay rates. The following table sets forth the Bank's NPV as of December 31, 1996, as calculated by the OTS.


                                                                              NPV as % of Portfolio
               Change in                     Net Portfolio Value                 Value of Assets
            Interest Rates             ------------------------------------  ----------------------
            In Basis Points                                        %               NPV
             (Rate Shock)              Amount     $ Change       Change           Ratio   Change (1)
            ---------------            ------     --------       ------           -----   ---------
                                                    (Dollars in thousands)

                  400                  $17,975    $(15,615)       (46)%           7.36%      (529)
                  300                   22,385     (11,205)       (33)            8.96       (369)
                  200                   26,640      (6,950)       (21)           10.42       (223)
                  100                   30,492      (3,098)        (9)           11.69        (96)
                    0                   33,590         --          --            12.65         --
                 (100)                  35,584       1,994          6            13.22         57
                 (200)                  36,080       2,490          7            13.30         65
                 (300)                  35,755       2,165          6            13.11         46
                 (400)                  36,080       2,490          7            13.13         48


______________________
(1) Based on the portfolio value of the Bank's assets assuming no change in interest rates.


    As is the case with the GAP Table, certain shortcomings are inherent in the methodology used in the above interest rate risk measurements. Modeling changes in NPV require the making of certain assumptions which may or may not reflect the manner in which actual yields and costs respond to changes in market interest rates. In this regard, the NPV model presented assumes that the composition of the Bank's interest sensitive assets and liabilities existing at the beginning of a period remains constant over the period being measured and also assumes that a particular change in interest rates is reflected uniformly across the yield curve regardless of the duration to maturity or repricing of specific assets and liabilities. Accordingly, although the NPV measurements and net interest income models provide an indication of the Bank's interest rate risk exposure at a particular point in time, such measurements are not intended to and do not provide a precise forecast of the effect of changes in market interest rates on the Bank's net interest income and will differ from actual results.

Real Estate Owned

    At December 31, 1996, the Bank had $697,000 of foreclosed real estate. When the Bank acquires property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, the Bank provides for a specific valuation allowance and charges operations for the diminution in value. It is the policy of the Bank to have obtained an appraisal on all real estate subject to foreclosure proceedings prior to the time of foreclosure. It is the Bank's policy to require appraisals on an as needed basis on foreclosed properties.

Investment Activities

    Federally-chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certificates of deposit of insured banks and savings institutions, bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally-chartered savings institutions may also invest their assets in commercial paper, investment-grade corporate debt securities and mutual funds whose assets conform to the investments that a federally-chartered savings institution is otherwise authorized to make directly. Additionally, the Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. See "Regulation and Supervision- Federal Savings Institution Regulation-Liquidity." Historically, the Bank has maintained liquid assets above the minimum OTS requirements and at a level considered to be adequate to meet its normal daily activities.

    The investment policy of the Bank, as approved by the Board of Directors, requires management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk. Generally, the Bank's investment policy is more restrictive than the OTS regulations allow and, accordingly, the Bank has invested primarily in U.S. Government and Agency securities, corporate and mortgage-backed securities, short-term money market instruments, FDIC insured certificates of deposit with maturities not to exceed 90 days, mutual funds which qualify as liquid assets under the OTS regulations, federal funds and U.S. government sponsored agency issued mortgage-backed securities. SFAS 115 requires the Bank to designate its securities as held to maturity, available for sale or held for trading. The Bank does not currently maintain a portfolio of securities categorized as held for trading. The Bank's investment securities generally consist of U.S. Treasury securities, U.S. Agency obligations and mortgage-backed and mortgage-related securities. The Bank's mortgage-backed securities consist of pass through certificates representing interests in pools of fixed and adjustable rate mortgage loans issued or guaranteed by FNMA, FHLMC or GNMA. At December 31, 1996, the Bank's portfolio of investment and mortgage-backed securities totalled $29.4 million, of which $28.4 million were categorized as available for sale. In accordance with the Special Report of the FASB regarding SFAS 115, on December 31, 1995, the Bank transferred all of its CMOs included in its held to maturity portfolio which, at such date, had a carrying value and market value of $595,000 and $583,000, respectively, to its available for sale portfolio.

    In recent periods, the Bank has primarily invested in securities in order to maintain liquid assets for its operations and as a means of utilizing its excess funding not necessary for loan originations. In order to better position the Bank for an increase in market interest rates, the Bank has recently increased its emphasis on investing in shorter term investment securities by reinvesting funds from maturing investment and mortgage-backed
securities in shorter term securities.   The Board of Directors is provided a
detail of the held to maturity and available for sale investment portfolio on a monthly basis. The Bank has also increased its level of investments in investment and mortgage-backed securities from $24.9 million at December 31, 1995, to $29.4 million at December 31, 1996. The Board of Directors reviews all of the activity in the investment portfolio on a monthly basis.

    At December 31, 1996, the Bank had $23.1 million in mortgage-backed securities, or 8.8% of total assets, which were guaranteed by GNMA or insured by either FNMA or FHLMC. Of the $23.1 million, $15.2 million had adjustable interest rates, most of which were subject to maximum annual rate adjustments up to a maximum interest rate of 9.48% to 14.75%. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. All of the Bank's investment in mortgage-backed securities at December 31, 1996 were available for sale.

    The following table sets forth the composition of the Bank's investment and mortgage securities portfolios in dollar amounts and in percentages at the dates indicated:




                                                                                             At December 31,
                                                           --------------------------------------------------------------------
                                                                  1996                    1995                        1994
                                                           -----------------        ----------------          -----------------
                                                                    Percent                 Percent                    Percent
                                                           Amount   of Total       Amount   of Total         Amount    of Total
                                                           ------   --------       ------   --------         ------    --------
                                                                                        (Dollars in thousands)

Investment securities:

   U.S.Treasuries......................................        $0         0%       $3,994     52.62%        $14,434      89.72%
   Federal agencies....................................     5,188     82.93         2,014     26.53           1,031       6.41
   Marketable equitable securities.....................     1,000     15.98         1,000     13.18
   CMOs................................................        68      1.09           582      7.67            6.23       3.87
                                                           -------   --------      ------    -------        -------    --------
    Total investment securities........................    $6,256    100.00%       $7,590    100.00%        $16,088     100.00%
                                                           -------   --------      ------    -------        -------    --------
                                                           -------   --------      ------    -------        -------    --------

     Investment securities available for sale.........     $ 5,256                 $1,598                   $ 5,974
     Investment securities held to maturity...........       1,000                  5,992                    10,114
                                                           -------                 ------                   -------
       Total investment securities....................     $ 6,256                 $7,590                   $16,088
                                                           -------                 ------                   -------
                                                           -------                 ------                   -------

Mortgage-backed securities:
   FHLMC..............................................    $11,050     47.80%      $ 7,254     41.96%        $ 7,669      34.60%
   GNMA...............................................      2,488     10.77         3,035     17.55           6,975      31.47
   FNMA...............................................      9,577     41.43         7,000     40.49           7,522      33.93
                                                           -------   --------      ------    -------        -------    --------
      Total mortgage-backed securities................    $23,115    100.00%      $17,289    100.00%        $22,166     100.00%
                                                          --------   --------      ------    -------        -------    --------
                                                          --------   --------      ------    -------        -------    --------

Mortgage-backed securities available for sale..........   $23,115                 $17,289                   $22,051
Mortgage-backed securities held to maturity............         0                       0                       115
                                                          --------                 ------                    ------
     Total mortgage-backed securities..................   $23,115                 $17,289                   $22,166
                                                          --------                 ------                    ------
                                                          --------                 ------                    ------


    The following table sets forth the Bank's securities activities for the periods indicated:

                                                              For the Year
                                                            Ended December 31,
                                                  ----------------------------------
                                                     1996        1995        1994
                                                  ----------  ----------  ----------
                                                             (In thousands)

Beginning balance................................  $24,879      $38,255     $53,761

Purchases of securities available for sale.......   19,841        1,000      11,508

Purchases of securities held to maturity.........       --        3,474       3,490

Less:

Proceeds from maturities and principal
  paydowns on securities available for sale......   (4,015)      (7,017)    (16,201)

Proceeds from sales of securities
  available for sale.............................   (6,044)      (5,152)     (7,132)

Proceeds from maturities and principal
  paydowns on securities held to maturity........   (5,000)      (7,028)     (5,080)

Net gain (loss) on sale of securities............      (15)         (18)         --

Amortization of premium...........................     (61)         (31)       (200)

Amortization of hedging losses....................      --           --          --

Change in net unrealized gain (loss)
 on securities available for sale.................    (214)       1,396      (1,891)
                                                   -------      -------     -------

Ending balance.................................... $29,371      $24,879     $38,255
                                                   -------      -------     -------
                                                   -------      -------     -------

    The following table sets forth certain information regarding the carrying and market values of the Bank's investment and mortgage-backed securities, at the dates indicated:



                                                                      At December 31,
                                                   ----------------------------------------------------------------
                                                           1996                 1995                  1994
                                                  --------------------  ---------------------  --------------------
                                                   Carrying    Market    Carrying     Market    Carrying    Market
                                                    Value      Value       Value      Value       Value      Value
                                                  ----------  --------  -----------  --------  ----------  --------
                                                                           (In thousands)
Available for sale:
    U.S. Government and agency...................  $4,188       $4,188       $15        $15      $5,974      $5,974

    CMOs.........................................      68           68       582        582          --          --

    Marketable equity securities.................   1,000        1,000     1,000      1,000          --          --

    Mortgage-backed securities:

         FHLMC...................................  11,050       11,050     7,254      7,254       7,554       7,554

         GNMA....................................   2,488        2,488     3,035      3,035       6,975       6,975

         FNMA....................................   9,577        9,577     7,000      7,000       7,522       7,522
                                                  -------       ------   -------     ------      ------     -------
              Total mortgage-backed securities
                available for sale...............  23,115       23,115    17,289     17,289      22,051      22,051
                                                  -------       ------   -------     ------      ------     -------
              Total investments and
                mortgage-backed securities
                available for sale...............  28,371       28,371    18,886     18,886      28,025      28,025
                                                  -------       ------   -------     ------      ------     -------

Held to maturity:

    U.S. Government and agency...................   1,000          991     5,992      5,999       9,491       9,277
    CMOs.........................................      --           --        --         --         623         589

    Mortgage-backed securities:

         FHLMC...................................      --           --        --         --         115         118
                                                  -------       ------   -------     ------      ------     -------
              Total held to maturity.............   1,000          991     5,992      5,999      10,229       9,984
                                                  -------       ------   -------     ------      ------     -------
              Total investment securities........ $29,371      $29,362   $24,878    $24,885     $38,254     $38,009
                                                  -------       ------   -------     ------      ------     -------
                                                  -------       ------   -------     ------      ------     -------

    The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Bank's investment securities and mortgage-backed securities as of December 31, 1996.



                                                                   At December 31, 1996
                                           -------------------------------------------------------------
                                                                    More than One        More than Five
                                           One Year or Less     Year to Five Years     Years to Ten Years
                                           ----------------     ------------------     ------------------
                                                     Weighted              Weighted               Weighted
                                           Carrying  Average     Carrying  Average     Carrying   Average
                                            Value     Yield       Value     Yield      Value      Yield
                                           -------   --------    -------   --------    --------   --------
                                                                  (Dollars in thousands)

Available for sale:
U.S. government and agency.............    $ --       --        $ 4,188     6.42%      $   --      --
Marketable equity securities...........   1,000     6.08%            --       --           --      --
CMOs...................................      --       --             68     6.63           --      --
Mortgage-backed securities:
    FHLMC..............................      --       --            202     8.27           --      --
    GNMA...............................      --       --             --       --           --      --
    FNMA...............................       8     8.85             44     8.82           --      --
                                          ------                  ------                ------
    Total mortgage-backed..............       8     8.85            246     8.37           --      --
                                          ------                  ------                ------
    Total available for sale...........   1,008                   4,502                     0
                                          ------                  ------                ------
    Held to maturity:
    U.S. government and agency.........   1,000     6.04             --       --           --      --
                                          ------                  ------    ------      ------   -------
    Total hold to maturity.............   1,000                       0                     0
                                          ------                  ------                ------
    Total investment securities          $2,008                  $4,502                 $   0
                                          ------                  ------                ------
                                          ------                  ------                ------


                                             At December 31, 1996
                                  ---------------------------------------
                                  More than Ten Years          Total
                                  -------------------  ------------------
                                             Weighted             Weighted
                                  Carrying   Average   Carrying   Average
                                  Value      Yield     Value       Yield
                                  --------  ---------  --------   --------
                                           (Dollars in thousands)
Available for sale:
U.S. government and agency.....     $--       --%       $4,188     6.42%
Marketable equity securities...      --       --         1,000     6.08
CMOs...........................      --       --            68     6.63
Mortgage-backed securities:
    FHLMC......................  10,848     6.52        11,050     6.55
    GNMA.......................   2,488     6.91         2,488     6.91
    FNMA.......................   9,525     6.42         9,577     6.43
    Total mortgage-backed......  22,861     6.52        23,115     6.53
                                 ------                 ------
    Total available for sale...  22,861                 28,371
                                 ------                 ------
Held to maturity:
    U.S. government and agency..     --      --          1,000     6.04
                                 ------                 ------
      Total hold to maturity....      0                  1,000     6.04
                                 ------                 ------
Total investment securities     $22,861                $29,371
                                -------                -------
                                -------                -------

Sources of Funds

    General. Deposits, repayments and prepayments of loans and securities, proceeds from sales of loans and securities, cash flows generated from operations and FHLB advances are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

    Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposit accounts consist of savings, NOW accounts, checking accounts, money market accounts and certificate accounts. The Bank also offers certificate of deposit accounts with balances in excess of $100,000 at negotiated rates (jumbo certificates) and Individual Retirement Accounts ("IRAs"). For the year ended December 31, 1996, the average balance of core deposits (savings, NOW, money market and non-interest-bearing checking accounts) totalled $50.7 million, or 24.5%, of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. The Bank uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its market area. While certificate accounts in excess of $100,000 are accepted by the Bank, the Bank does not actively solicit such deposits nor does the Bank currently use brokers to obtain deposits. The Bank has attempted to increase its deposit customer base and decrease in its level of dependency on certificate accounts by offering interest free checking accounts without minimum balance requirements. The Bank has experienced a decline in deposits, from an average balance of $209.0 million for 1995 to an average balance of $206.7 million for the year ended December 31, 1996. Consistent with management's operating strategy of controlling the asset size of the Bank to a level sustainable by the capital level of the Bank, the decrease in deposits has resulted from management not attempting to aggressively price deposits to maintain or increase its level of deposits as a source of funding

    The following table presents the deposit activity of the Bank for the periods indicated:


                                          For the Year Ended December 31,
                                       -----------------------------------
                                         1996          1995         1994
                                       -----------  ----------  ----------
                                                  (In thousands)

Net withdrawals........................  $(16,381)    $(5,956)    $(11,308)
Interest credited on deposit accounts..     8,642       6,562        6,691
                                           ------       -----        -----
Total increase (decrease) in deposit
accounts...............................  $(7,739)        $606      $(4,617)
                                         --------        ----      -------
                                         --------        ----      -------

    At December 31, 1996, the Bank had $16.4 million in certificate accounts in amounts of $100,000.

    The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average nominal interest rates on each category of deposits presented. Averages for the periods presented utilize average month-end balances.



                                                                       For the Year Ended December 31,
                                           ------------------------------------------------------------------------------------
                                                    1996                             1995                     1994
                                           ------------------------------  -------------------------  -------------------------
                                                      Percent   Weighted           Percent   Weighted           Percent   Weighted
                                                      of Total  Average            of Total  Average            of Total  Average
                                            Average   Average   Nominal   Average  Average   Nominal   Average  Average   Nominal
                                            Balance   Deposits   Yield    Balance  Deposits   Yield    Balance  Deposits  Yield
                                            -------- ---------- -------- -------- --------- --------- -------- ---------- --------
                                                                                (Dollars in thousands)


Money market accounts...................   $10,440     5.05      3.04%    10,127    4.84      2.89%     $13,607    6.44%    2.76%
Passbook accounts.......................    18,163     8.79      2.53     18,342    8.77      2.50       20,656    9.77     2.67
NOW accounts............................    14,534     7.03      2.02     16,318    7.81      2.02       17,297    8.18     2.14
Non-interest-bearing accounts...........     7,580     3.67        --      5,906    2.83       --         5,644    2.67       --
                                            ------   -------              ------   ------                ------   ------
    Total...............................    50,717    24.54               50,693   24.25                 57,204   27.06
                                            ------   -------              ------   ------                ------   ------
Certificate accounts:
    Less than six months................     1,268     0.61      4.27      3,983    1.91      4.36       10,804    5.11      2.64
    Six through 12 months...............    51,923    25.13      5.47     54,136   25.90      5.63       52,269   24.72      4.09
    Over 12 through 24 months...........    36,260    17.55      6.04     37,640   18.01      6.19       26,537   12.55      4.70
    Over 24 months......................    66,486    32.17      6.06     62,569   29.93      6.61       64,588   30.55      5.47
                                            ------    -----               ------  ------                 ------   -----
      Total certificate accounts........   155,937    75.46              158,328   75.75                154,198   72.94
                                           -------    -----              -------   -----                -------   -----
Total average deposits..................  $206,654   100.00%            $209,021  100.00%              $211,402  100.00%
                                          --------   -------            --------  -------              --------  -------
                                          --------   -------            --------  -------              --------  -------


     The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1996.

                                     Period to Maturity from December 31, 1996
                        ---------------------------------------------------------------------
                        Less than    One to     Two to      Three to    Four to    More than
                        One Year   Two years  Three years  Four years  Five Years  Five Years
                        ---------  ---------  -----------  ----------  ----------  ----------
                                                   (In thousands)
Certificate accounts:

0 to 4.00%...........        311         0          12           7            0         0

4.01 to 6.00%........     82,881     20,350      7,126         605          658        109

6.01 to 8.00%........     17,922     13,952        693       3,241          751         63

8.01 to 10.00%.......        499      1,589        172         803          904          0
                         -------     ------      -----       -----        -----        ---
    Total............    101,613     35,891      8,003       4,656        2,313        172
                         =======     ======      =====       =====        =====        ===

                                   At December 31,
                         ---------------------------------

                            1996         1995       1994
                         ---------    --------    --------
                                   (In thousands)
Certificate accounts:

0 to 4.00%...........     $    330    $  2,179    $ 34,591

4.01 to 6.00%........      111,729      93,144     100,938

6.01 to 8.00%........       36,622      60,518      13,635

8.01 to 10.00%.......        3,967       3,830       7,163
                          --------    --------    --------
    Total............     $152,648    $159,671    $156,327
                          ========    ========    ========

                                      31

     Borrowings. At December 31, 1996, the Bank had $16,250,000 in outstanding advances from the FHLB. It is the policy of the Bank to utilize advances from the FHLB as an alternative to retail deposits to fund its operations and may do so in the future as part of its operating strategy. The FHLB advance was collateralized primarily by certain of the Bank's mortgage loans and mortgage-backed securities and secondarily by the Bank's investment in capital stock of the FHLB. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and the FHLB.

    The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated:

                                                      At or For the Year
                                                      Ended December 31,
                                                  ---------------------------
                                                    1996      1995      1994
                                                  -------    ------    ------
                                                     (Dollars in Thousands)
FHLB advances:
  Average balance outstanding..................   $ 8,099    $1,346    $  788
                                                  =======    ======    ======
  Maximum amount outstanding at
    any month-end during the period............    19,550     3,500     3,000
                                                  =======    ======    ======
  Balance outstanding at end of period.........    16,250         0     3,000
                                                  =======    ======    ======
  Weighted average interest rate
    during the period..........................      6.01%     5.29%     9.62%
                                                  =======    ======    ======
  Weighted average interest rate at end
    of period..................................       5.8%      N/A       6.2%
                                                  =======    ======    ======

Subsidiary Activities

     CSL Service Corporation ("CSL") and Fairbury Financial Service Corp. ("Fairbury Financial") are wholly-owned subsidiaries of the Bank. CSL has been inactive, but began initiating the sale of tax-deferred annuities at the end of 1996. Fairbury Financial is a service corporation of the Bank that previously sold tax-deferred annuities and long-term care insurance policies that it sold on an agency basis.

Personnel

     As of December 31, 1996, the Bank had 72 authorized full-time employee positions and 30 authorized part-time employee positions. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

                          REGULATION AND SUPERVISION

General

     The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the OTS under the Home Owners' Loan Act, as amended (the "HOLA"). In addition, the activities of savings institutions, such as the Bank, are governed by the HOLA and the Federal Deposit Insurance Act ("FDI Act").

    The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-KSB does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

Holding Company Regulation

    The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation - QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation.

    The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS; acquiring or retaining, with certain exceptions, more than 5% of a nonsubsidiary company engaged in activities other than those permitted by the HOLA; or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

    The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and
(ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

    Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, HOLA does prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

Federal Savings Institution Regulation

    Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core) capital ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain purchased mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier I (core) capital are equivalent to those discussed earlier. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1996, the Bank met each of its capital requirements, in each case on a fully phased-in basis and it is anticipated that the Bank will not be subject to the interest rate risk component.






                                                               Capital
                                               Excess     ------------------
                         Actual Required (Deficiency) Actual Required Capital Capital Amount Percent Percent
                         -------  --------  ------------  -------   --------
                                       (Dollars in thousands)

Tangible............     $27,627  $ 3,873      $23,754     10.70%      1.50%

Core
(Leverage)..........      27,627    7,746       19,881     10.70       3.00

Risk-based..........      28,122   11,301       16,821     19.91       8.00

     Prompt Corrective Regulatory Action. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest CAMEL rating). A savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

     Insurance of Deposit Accounts. Deposits of the Bank are presently insured by the SAIF. Both the SAIF and the Bank Insurance Fund ("BIF"), (the deposit insurance fund that covers most commercial bank deposits), are statutorily required to be recapitalized to a 1.25% of insured reserve deposits ratio. Until recently, members of the SAIF and BIF were paying
average deposit insurance premiums of between 24 and 25 basis points.   The
BIF met the required reserve in 1995, whereas the SAIF was not expected to meet or exceed the required level until 2002 at the earliest. This situation was primarily due to the statutory requirement that SAIF members make payments on bonds issued in the late 1980's by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF.

     In view of the BIF's achieving the 1.25% ratio, the FDIC ultimately adopted a new assessment rate schedule of from 0 to 27 basis points under which 92% of BIF members paid an annual premium of only $2,000. With respect to SAIF member institutions, the FDIC adopted a final rule retaining the existing assessment rate schedule applicable to SAIF member institutions of 23 to 31 basis points. As long as the premium differential continued, it may have had adverse consequences for SAIF members, including reduced earnings and an impaired ability to raise funds in the capital markets. In addition, SAIF members, such as the Bank could have been placed at a substantial competitive disadvantage to BIF members with respect to pricing of loans and deposits and the ability to achieve lower operating costs.

    On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 (the "SAIF Special Assessment"). The SAIF Special Assessment was recognized by the Bank as an expense in the quarter ended September 30, 1996 and is generally tax deductible. The SAIF Special Assessment recorded by the Bank amounted to $1.37 million on a pre-tax basis and $839,000 on an after-tax basis.

     The Funds Act also spreads the obligations for payment of the FICO bonds across all SAIF and BIF members. As of January 1, 1997, BIF deposits are assessed for FICO payment at a rate of 20% of the rate assessed on SAIF deposits. Based on current estimates of the FDIC, BIF deposits will be assessed on a FICO payment of 1.3 basis points, while SAIF deposits will pay an estimated 6.4 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

     As a result of the Funds Act, the FDIC recently proposed to lower SAIF assessment to 0 to 27 basis points effective January 1, 1997, a range comparable to that of BIF members. However, SAIF members will continue to make the higher FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

     The Bank's regular assessment rate for fiscal 1996 was 23 basis points and the premium paid for this period was $410,000 (exclusive of the previously discussed Special Assessment). A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

     Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Thrift Rechartering Legislation. The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. That legislation also requires that the Department of Treasury submit a report to Congress by March 31, 1997 that makes recommendations regarding a common financial institutions charter, including whether the separate charters for thrifts and banks should be abolished. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS were introduced in the 104th Congress. It is likely that legislation will be introduced in the new Congress addressing the elimination of the savings association charter. However, the Bank is unable to predict whether such legislation would be enacted and, if so, the extent to which the legislation would restrict or disrupt its operation.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1996, the Bank's limit on loans to one borrower was $4.5 million, although the Bank has received permission to raise this limit to $9.0 million for two separate borrowers. At December 31, 1996, the Bank's largest aggregate outstanding balance of loans to one borrower was $6.8 million.

     QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and
(iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

     A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1996, the Bank maintained 93.1% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level.
An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided that the payment does not cause the institution to be undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At December 31, 1996, the Bank was a Tier 1 Bank.

     Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement is currently 5% but may be changed from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. OTS regulations also require each member savings institution to maintain an average daily balance of short-term liquid assets at a specified percentage (currently 1%) of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The Bank's liquidity and short-term liquidity ratios for December 31, 1996 were 5.0% and 3.59% respectively, which exceeded the applicable requirements.
 The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 1996 totalled $66,000 (exclusive of the previously discussed Special Assessment).

     Branching.   OTS regulations permit nationwide branching by federally
chartered savings institutions to the extent allowed by federal statute. This permits federal savings institutions to establish interstate networks and to geographically diversify their loan portfolios and lines of business. The OTS authority preempts any state law purporting to regulate branching by federal savings institutions.

     Transactions with Related Parties. The Bank's authority to engage in transactions with related parties or "affiliates" (e.g., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in
Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

     The Bank's authority to extend credit to executive officers, directors and 10% shareholders, as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to such persons based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

     Enforcement. Under the FDI Act, the OTS has primary enforcement responsibility over savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to institution of receivership, conservatorship or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. Under the FDI Act, the FDIC has the authority to recommend to the Director of the OTS enforcement action to be taken with respect to a particular savings institution. If action is not taken by the Director, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

Federal Reserve System

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). During fiscal 1996, the Federal Reserve Board regulations generally required that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $52.0 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts aggregating greater than $52.0 million, the reserve requirement is $1.6 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $52.0 million. The first $4.3 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

                         FEDERAL AND STATE TAXATION

Federal Taxation

     General. The Company and the Bank report their income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the Internal Revenue Service or State of Illinois in the last 5 years. For its 1996 taxable year, the Bank is subject to a maximum federal income tax rate of 35%.

     Bad Debt Reserves. For fiscal years beginning prior to 1996, thrift institutions which qualified under certain definitional tests and other conditions of the Internal Revenue Code of 1986 (the "Code") were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans (generally secured by interests in real property improved or to be improved) under (i) the Percentage of Taxable Income Method (the "PTI Method") or (ii) the Experience Method. The reserve for nonqualifying loans was computed using the Experience Method.

     The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, requires savings institutions to recapture (i.e., take into income) certain portions of their accumulated bad debt reserves. The 1996 Act repeals the reserve method of accounting for bad debts effective for tax years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the Experience Method applicable to such institutions, while thrift institutions that are treated as large banks (those generally exceeding $500 million in assets) are required to use only the specific charge-off method. Thus, the PTI Method of accounting for bad debts is no longer available for any financial institution.

     Use of the PTI Method had the effect of reducing the marginal rate of federal tax on the Bank's income to 32%, exclusive of any minimum or environmental tax, as compared to the maximum corporate federal income tax rate of 35%.

     A thrift institution required to change its method of computing reserves for bad debts will treat such change as a change in method of accounting, initiated by the taxpayer, and having been made with the consent of the IRS. Any Section 481(a) adjustment required to be taken into income with respect to such change generally will be taken into income ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement.

    Under the residential loan requirement provision, the recapture required by the 1996 Act may be suspended for each of two successive taxable years, beginning with the Bank's current taxable year, in which the Bank originates a minimum of certain residential loans based upon the average of the principal amounts of such loans made by the Bank during its six taxable years preceding its current taxable year.

     Under the 1996 Act, for its current and future taxable years, the Bank is permitted to use the experience method for making additions to its tax bad debt reserves. In addition, the Bank is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987 (or a lesser amount since the Bank's loan portfolio decreased since December 31, 1987). As a result of such recapture, the Bank will incur an additional tax liability of approximately $111,000.

     Distributions. Under the 1996 Act, if the Bank makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and then from the Bank's supplemental reserve for losses on loans, to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. Non-dividend distributions include distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not be so included in the Bank's income.

     The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Banks does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

     SAIF Recapitalization Assessment. The Funds Act levies a 65.7-cent fee on every $100 of thrift deposits held on March 31, 1995. For financial statement purposes, this assessment must be reported as an expense for the quarter ended September 30, 1996. The Funds Act includes a provision which states that the amount of any special assessment paid to capitalize SAIF under this legislation is deductible under Section 162 of the Code in the year of payment.

     Corporate Alternative Minimum Tax. The Internal Revenue Code of 1986, as amended (the "Code") imposes a tax on alternative minimum taxable income ("AMTI") at a rate of 20%. Only 90% of AMTI can be offset by net operating loss carryovers of which the Bank currently has none. AMTI is increased by an amount equal to 75% of the amount by which the Bank's adjusted current earnings exceeds its AMTI (determined without regard to this preference and prior to reduction for net operating losses). In addition, for taxable years beginning after December 31, 1986 and before January 1, 1996, an environmental tax of .12% of the excess of AMTI (with certain modifications) over $2.0 million is imposed on corporations, including the

Bank, whether or not an Alternative Minimum Tax ("AMT") is paid. The Bank does not expect to be subject to the AMT, but may be subject to the environmental tax liability.

     Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company or the Bank own more than 20% of the stock of a corporation distributing a dividend then 80% of any dividends received may be deducted.

State and Local Taxation

     State of Illinois. The Company and the Bank will file a combined Illinois income tax return. For Illinois income tax purposes, they are taxed at an effective rate equal to 7.2% of Illinois Taxable Income. For these purposes, "Illinois Taxable Income" generally means federal taxable income, subject to certain adjustments (including the addition of interest income on state and municipal obligations and the exclusion of interest income on United States Treasury obligations). The exclusion of income on United States Treasury obligations has the effect of reducing Illinois taxable income. The Company is also required to file an annual report with and pay an annual franchise tax to the State of Illinois.

     Delaware Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempt from Delaware corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Impact of New Accounting Standards

     Accounting for Mortgage Servicing Rights. In 1995, the FASB also issued SFAS No. 122, "Accounting for Mortgage Servicing Rights." This Statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," to require that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others, however those services are acquired. This statement was adopted by the Company on January 1, 1995. The effect of adopting this statement has been to increase earnings by approximately $94,000 and $123,000 during the years ended December 31, 1996 and 1995, respectively.

     Accounting for Stock-Based Compensation.  The FASB has issued No. SFAS
123, Accounting for Stock-based Compensation.   SFAS No. 123 establishes a
fair value based method of accounting for stock-based compensation plans. The FASB encourages all entities to adopt this method for accounting for all arrangements under which employees receive shares of stock or other equity instruments of the employer, or the employer incurs liabilities to employees in amounts based on the price of its stock.

     Due the extremely controversial nature of this project, SFAS No. 123 permits a company to continue the accounting for stock-based compensation prescribed in accounting Principals

Board Opinion No. 25, Accounting for Stock Issued to Employees. If a company elects that option, pro forma disclosures of net income (and EPS, if presented) are required in the notes to the financial statements as if the provisions of SFAS No. 123 had been used to measure stock-based compensation.
 The disclosure requirements of Opinion No. 25 have been superseded by the disclosure requirements of this Statement. Once an entity adopts the fair value based method for accounting for these transactions, that election cannot be reversed.

     Equity instruments granted or otherwise transferred directly to an employee by a principal stockholder are stock-based employee compensation to be accounted for in accordance with either Opinion 25 or SFAS No. 123 unless the transfer clearly is for a purpose other than compensation. The accounting requirements of SFAS No. 123 became effective for transactions entered into in fiscal years beginning after December 15, 1995, and the disclosure requirements became effective for financial statements for fiscal years beginning after December 15, 1995, and the disclosure requirements became effective for financial statements for fiscal years beginning after December 15, 1995. Pro forma disclosures required for entities that elect to continue to measure compensation cost using Opinion 25 must include the effects of all awards granted in fiscal years beginning after December 15, 1994. During the initial phase-in period, the effects of applying this Statement are not likely to be representative of the effects on reported net income for future years because options vest over several years and additional awards generally are made each year.

     The Company adopted SFAS No. 123 for 1996, and elected to report the pro forma disclosures of net income and earnings per share in the notes to financial statements.

     Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, breaks new ground in resolving long-standing questions about whether transactions should be accounted for as secured borrowing or as sales. The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are considered secured borrowings.

     A transfer of financial assets in which the transferor surrenders control over those assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. The transferor has surrendered control over transferred assets only if all of the following conditions are met:

    - The transferred assets have been isolated from the transferor - put presumptively beyond the reach of the transferor and its creditors, even in bankruptcy or other receivership.

    - Each transferee obtains the right - free of conditions that constrain it from taking advantage of that right - to pledge or exchange those interests.

    - The transferor does not maintain effective control over the transferred assets through an agreement that both entitles and obligates the transferor to repurchase or redeem them before their maturity or an agreement that entitles the transferor to repurchase or redeem transferred assets are not readily obtainable.

     This Statement provides detailed measurement standards for assets and liabilities included in these transactions. It also includes implementation guidance for assessing isolation transferred assets and for accounting for transfers of partial interest, servicing of financial assets, securitization, transfers or sales type and direct financing lease receivables, securities lending transactions, repurchase agreements, "wash sales," loan syndication and participation, risk participation in banker's acceptances, factoring arrangements, transfers of receivables with recourse and extinguishment of liabilities.

     The Statements supersede FASB Statements No. 76 Extinguishment of Debt, and No. 77, Reporting by Transferors for Transfers of Receivables with Recourse, and No. 122, Accounting for Mortgage Servicing Rights, and amends FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, in addition to clarifying or amending a number of other statements and technical bulletins.

     Except as amended by Statement No. 127, this Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31,1996 and is to be applied prospectively. Earlier or retroactive application is not permitted.

     The FASB was made aware that the volume of certain transactions and the related changes to information systems and accounting processes that are necessary to comply with the requirements of Statement No. 125 would make it extremely difficult, if not impossible, for some affected enterprises to apply the transfer and collateral provisions of Statement No. 125 to those transactions as soon as January 1, 1997. As a result, SFAS No. 127 defers for one year the effective date (a) of paragraph 15 of Statement No. 125 and
(b) for repurchase agreement, dollar-roll, securities lending and similar transactions, of paragraphs 9-12 and 237(b) of Statement No. 125.

     Statement No. 127 provides additional guidance on the types of transactions for which the effective date of Statement No. 125 had been deferred. It also requires that if it is not possible to determine whether a transfer occurring during calendar year 1997 is part of a repurchase agreement, dollar-roll securities lending, or similar transaction, then paragraphs 9-12 of Statement No. 125 should be applied to that transfer.

     All provisions of Statement No. 125 should continue to be applied prospectively and earlier or retroactive application is not permitted.

Item 2.  Properties

     The Bank conducts its business through an executive and full service office located in Normal and five other full service branch offices. The Company believes that the Bank's current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.


                                        Leased        Original
                                          or         Year Leased      Net Book Value at    Deposits per
       Location                          Owned       or Acquired      December 31, 1996       Office**
---------------------                  ---------   --------------    -------------------- ---------------
                                                                                 (In thousands)

Executive/Branch Office:
     301 Broadway*                       Owned            1963                 $508            $59,687
     Normal,
     Illinois 61761

Branch Offices:
     2402 E.Washington*                   Owned            1980                  755             39,389
     Bloomington, Illinois 61704
     1722 Hamilton Road*                  Owned            1995                1,491              4,168
     Bloomington, Illinois 61704
    (opened October 1995)
     115 N. Third Street*                 Owned            1981                  775             58,241
     Fairbury, Illinois 61739
     205 S. Main                          Owned            1974                  180             26,453
     Eureka, Illinois 61530
     314 Crittenden                       Owned            1984                  100              6,674
     Chenoa, Illinois 61726                                                     -----            -------

    Total                                                                      $3,809          $194,612
                                                                              --------        ----------
                                                                              --------        ----------

--------------------
    *    Automated teller machines are located at these offices.
   ** Deposits from closed branches located in Bloomington and El Paso, Illinois totalling $7.8 million are held by the Bank but are not reflected in the table.


Item 3.  Legal Proceedings

    The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

    A Special Meeting of Shareholders of Citizens First Financial Corp. was held on November 12, 1996, at 10:00 a.m., at the Holiday Inn, 8 Traders Circle, Normal, Illinois for the purpose of voting upon the Citizens First Financial Corp. 1996 Stock-Based Incentive Plan.

    The results of the voting for the approval of Citizens First Financial Corp. 1996 Stock-Based Incentive Plan were as follows:


                 FOR         AGAINST        ABSTAIN
             -----------    ---------      ----------
              1,565,442      402,233         28,055
                             -------         ------
                             -------         ------

                                       PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

    Information relating to the market for Registrant's common equity and related stockholder matters appears in the Registrant's 1996 Annual Report to Stockholders on pages 37 and 38, and is incorporated herein by reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation

    The above-captioned information appears under Management's Discussion and Analysis of Results of Operations and Financial Condition in the Registrant's 1996 Annual Report to Stockholders on pages 6 through 12 and is incorporated herein by reference.

Item 7.  Financial Statements

    The Consolidated Financial Statements of Citizens First Financial Corp. and its subsidiaries, together with the report thereon by Geo. S. Olive & Co. LLC for the year ended December 31 1996 appears in the Registrant's 1996 Annual Report to Stockholders on pages 13 through 36 and are incorporated herein by reference.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

    None.


                                       PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

    The information relating to directors and executive officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 1997 at pages 5 through 7.

Item 10. Executive Compensation

    The information relating to directors' and executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 1997 at pages 7 through 13.

Item 11. Security Ownership of Certain Beneficial Owners and Management

    The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 1997 at pages 5 through 6.

Item 12. Certain Relationships and Related Transactions

    The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 1997 at page 13.

Item 13. Exhibits and Reports on Form 8-K

    (a)  The following documents are filed as a part of this report:

         (1)  Financial Statements

         Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1996 Annual Report to Stockholders

                                                                         PAGE
                                                                        ------

         Independent Auditors' Report. . . . . . . . . . . . . . . . . . 13-14

         Consolidated Balance Sheet as of
         December 31, 1996 and 1995. . . . . . . . . . . . . . . . . . . . .15

         Consolidated Statement of Income for the
         years ended December 31, 1996, 1995 and 1994. . . . . . . . . . . .16

         Consolidated Statement of Changes in Stockholders' Equity
         for the years ended December 31, 1996, 1995 and 1994. . . . . . . .17

         Consolidated Statement of Cash Flows for the
         years ended December 31, 1996, 1995 and 1994. . . . . . . . . . 18-19

         Notes to Consolidated Financial Statements. . . . . . . . . . . 20-36

         The remaining information appearing in the Annual Report to tockholders is not deemed to be filed as part of this report, except as expressly provided herein.

    (2)  Schedules

         All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

    (3)  Exhibits

         The following exhibits are filed as part of this report.

         3.1    Certificate of Incorporation of Citizens First Financial Corp.*
         3.2    Bylaws of Citizens First Financial Corp.*
         4.0    Stock Certificate of Citizens First Financial Corp.*
         10.1   Citizens Savings Bank, F.S.B. Employee Stock Ownership Plan*
         10.2 Form of Employment Agreement between Citizens Savings Bank, F.S.B. and certain executive officers*
         10.3 Form of Employment Agreement between Citizens First Financial Corp. and certain executive officers*
         10.4 Form of Citizens Savings Bank, F.S.B. Supplemental Executive Retirement Plan*
         10.5 Form of Change in Control Agreement between Citizens Savings Bank,F.S.B. and certain executive officers*
         10.6 Form of Citizens Savings Bank, F.S.B. Supplemental Executive Retirement Plan*
         10.7 Form of Citizens Savings Bank, F.S.B. Employee Severance Compensation Plan*
         10.8   Citizens First Financial Corp. 1996 Stock-Based Incentive
                Plan**
         11.0   Computation of earnings per share***
         13.0   Portions of 1996 Annual Report to Stockholders (filed herewith)
         21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries"
         27.0   Financial Data Schedule

---------------------------------------
         * Incorporated herein by reference to the Exhibits to Form SB-2, Registration Statement, filed on January 24, 1996 and any amendments thereto, Registration No. 333-556.
         ** Incorporated herein by reference to the Proxy Statement for the Special Meeting of Shareholders held on November 12, 1996.
         *** Due to the Company's initial public offering effective May 1, 1996, earnings per share for the year ended December
                   31, 1996 are not meaningful.

    (b)  Reports on Form 8-K:

         On November 26, 1996, the Company filed a report on Form 8-K in connection with the Company's Board of Directors authorizing management to apply to the Office of Thrift Supervision for permission to repurchase up to 10 percent of the outstanding stock of the Company.

                                     SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

CONFORMED                             SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                             CITIZENS FIRST FINANCIAL CORP.


                             By:       /s/ C. William Landefeld
                                       ----------------------------------
                                       C. William Landefeld
                                       President, Chief Executive Officer
                                       and Director

                             Date:     March 28, 1997

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated.

    Name                     Title                                    Date
   ------                   -------                                  ------

/s/ C. William Landefeld     President, Chief Executive Officer   March 28, 1997
-------------------------    and Director (principal executive
C. William Landefeld         officer)


/s/ Dallas G. Smiley         Senior Vice President, Treasurer     March 28, 1997
-------------------------    and Chief Financial Officer
Dallas G. Smiley             (principal accounting and financial
                             officer)

/s/ Bryce A. Sides           Director                             March 28, 1997
-------------------------
Bryce A. Sides

/s/ Jeffrey M. Solberg       Director                             March 28, 1997
-------------------------
Jeffrey M. Solberg


/s/ Lowell M. Thompson       Director                             March 28, 1997
-------------------------
Lowell M. Thompson


/s/ Donald L. Wainscott      Director                             March 28, 1997
-------------------------
Donald L. Wainscott