Form 10QSB
period 1997-03-31
CITIZENS FIRST FINANCIAL CORP
filed 1997-05-15
CIK 1006265

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997     Commission File Number 1-14274
                               --------------                            -------

                        CITIZENS FIRST FINANCIAL CORP.
      -----------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

          Delaware                                             37-1351861
-------------------------------                           ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

                      301 Broadway, Normal, Illinois 61761
                      ------------------------------------
                    (Address of principal executive offices)

                                 (309) 452-1102
                                 --------------
                (Issuer's telephone number, including area code)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     (1)  |X| Yes          | | No
                     (2)  |X| Yes          | | No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      As of April 30, 1997, the Registrant had 2,755,900 shares of Common Stock outstanding .

      Transitional Small Business Disclosure Format

      YES | |   NO |X|

                                Table of Contents

PART I - FINANCIAL INFORMATION                                          Page
------------------------------                                          ----

      Item 1.  Financial Statements

               Consolidated Balance Sheets as of March 31, 1997
               and December 31, 1996                                     1

               Consolidated Income Statements for the Three
               Months Ended March 31, 1997 and 1996                      2

               Consolidated Statement of Changes in
               Stockholders' Equity                                      3

               Consolidated Statement of Cash Flows For the
               Three Months Ended March 31, 1997 and 1996                4

      Item 2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       7

PART II - OTHER INFORMATION
---------------------------

      Item 1. Legal Proceedings                                         12

      Item 2. Change in Securities                                      12

      Item 3. Defaults Upon Senior Securities                           12

      Item 4. Submission of Matters to a Vote of
              Security Holders                                          12

      Item 5. Other Information                                         12

      Item 6. Exhibits and Reports on Form 8-K                          13

SIGNATURES                                                              14

PART I. -- FINANCIAL INFORMATION

                  Citizens First Financial Corp. and Subsidiary
                           Consolidated Balance Sheets
                   As of March 31, 1997 and December 31, 1996

                                                                 March 31,     December 31,
                                                                  1997            1996
                                                                ---------       ---------
                                                              (Unaudited and in thousands)
ASSETS
   Cash and due from banks                                      $   3,492       $   4,352
   Interest-bearing demand deposits                                 2,978           2,655
                                                                ---------       ---------
            Total cash and cash equivalents                         6,470           7,007
   Investment securities:
        Available for sale                                         29,624          28,371
        Held to maturity                                              500           1,000
                                                                ---------       ---------
            Total investment securities                            30,124          29,371
   Mortgage loans held for sale                                     3,665           3,027
   Loans                                                          218,810         211,554
        Allowance for loan losses                                    (527)           (512)
                                                                ---------       ---------
            Net loans                                             218,283         211,042
   Premises and equipment                                           7,485           5,778
   Federal Home Loan Bank of Chicago stock                          1,662           1,662
   Foreclosed real estate                                             505             697
   Other assets                                                     3,420           3,053
                                                                ---------       ---------
                          Total assets                          $ 271,614       $ 261,637
                                                                =========       =========

LIABILITIES AND EQUITY CAPITAL
Liabilities
   Deposits                                                     $ 199,786       $ 202,125
   Federal Home Loan Bank Advances                                 29,242          16,250
   Advances by borrowers for taxes and insurance                    1,157             751
   Other liabilities                                                1,663           2,162
                                                                ---------       ---------
                          Total liabilities                       231,848         221,288
                                                                =========       =========
Equity Capital
   Preferred stock, $.01 par value
        Authorized and unissued - 1,000,000 shares                   --              --
   Common stock, $.01 par value; 8,000,000 shares
        authorized, 2,817,500 shares issued,
        2,499,740 shares outstanding                                   28              28
   Paid-in-capital                                                 27,062          27,024
   Retained earnings - substantially restricted                    16,715          16,295
   Net unrealized loss on securities available for sale              (320)           (297)
   Less:
        Treasury shares                                              (416)              0
        Unearned incentive plan shares                             (1,451)           (769)
        Unearned Employee Stock Option Plan shares                 (1,852)         (1,932)
                                                                ---------       ---------
                          Total equity capital                     39,766          40,349
                                                                ---------       ---------
                          Total liabilities and equity capital  $ 271,614       $ 261,637
                                                                =========       =========

See notes to consolidated financial statements.

                 Citizens First Financial Corp. and Subsidiary
                         Consolidated Income Statements

                                                         For the three months ended
                                                      March 31, 1997    March 31, 1996
                                                      --------------    --------------
                                                        (Unaudited and in thousands)
Interest income:
  Interest on loans                                      $    4,297            $ 4,087
  Interest on investments                                       526                208
                                                         ----------            -------
      Total interest income                                   4,823              4,295
Interest expense:
  Interest on savings deposits                                2,412              2,615
  Interest on borrowings                                        356                  0
                                                         ----------            -------
      Total interest expense                                  2,768              2,615
         Net interest income                                  2,055              1,680
Provision for loan losses                                        75                 38
                                                         ----------            -------
         Net interest income after provision for
             loan losses                                      1,980              1,642
Noninterest income:
   Loan servicing fees                                          128                167
   Net realized losses on sales of available for sale
     securites                                                    0                (33)
   Net gains on loan sales                                       48                 59
   Other operating income                                       218                223
                                                         ----------            -------
      Total noninterest  income                                 394                416
                                                         ----------            -------

Noninterest expense:
   Salaries and employee benefits                             1,010                831
   Net occupancy and equipment expenses                         217                188
   Deposit insurance expense                                     25                119
   Data processing fees                                         103                 98
   Other operating expense                                      331                286
                                                         ----------            -------
      Total noninterest expense                               1,686              1,522
                                                         ----------            -------
Income before income tax                                        688                536
      Income tax expense                                        268                208
                                                         ----------            -------
Net income                                               $      420            $   328
                                                         ==========            =======

Net earnings per share
   Assuming no dilution                                  $     0.16                N/A
    Weighted average shares outstanding                   2,500,978                N/A

   Assuming full dilution                                $     0.14                N/A
    Weighted average shares outstanding                   2,835,185                N/A

See notes to consolidated financial statements.

                  Citizens First Financial Corp. and Subsidiary
                  Statement of Changes in Stockholders' Equity
              (Unaudited and in thousands except share information)

                                                                                                                         Net
                                                                                                                      Unrealized
                                                        Common Stock                                                  Gain (Loss)
                                                 ------------------------                               Unearned     on Securities
                                                    Shares                     Paid-in     Retained        ESOP        Available
                                                 Outstanding       Amount      Capital     Earnings       Shares       for Sale
                                                 -----------       ------     ---------    --------    -----------   -------------

Balance December 31, 1996                         2,568,611        $  28      $ 27,024     $16,295      ($1,932)      ($298)

   ESOP shares allocated                              8,050                         38                       80
   MRP shares earned                                  6,479
   MRP shares acquired                              (54,100)
   Treasury shares acquired                         (29,300)
   Net income for the three months ended
      March 31, 1997                                                                           420
   Net change in unrealized gain (loss) on
     securities available for sale                                                                                      (22)
                                                 -----------       ------     ---------    --------     ---------    -----------
Balance March 31, 1997                            2,499,740        $  28      $ 27,062     $16,715      ($1,852)      ($320)
                                                 ===========       ======     =========    ========     =========    ===========


                                                  Unearned
                                                 Incentive
                                                    Plan     Treasury
                                                   Shares     Stock     Total
                                                 ---------   --------   -------

Balance December 31, 1996                         ($  769)    $    0    $40,348

   ESOP shares allocated                                                    118
   MRP shares earned                                   71                    71
   MRP shares acquired                               (753)                 (753)
   Treasury shares acquired                                     (416)      (416)
   Net income for the three months ended
      March 31, 1997                                                        420
   Net change in unrealized gain (loss) on
     securities available for sale                                          (22)
                                                 ---------   --------   --------
Balance March 31, 1997                            ($1,451)   ($  416)   $39,766
                                                 =========   ========   ========


See notes to consolidated financial statements

                  Citizens First Financial Corp. and Subsidiary
                      Consolidated Statement of Cash Flows

                                                                        For the three months ended
                                                                     March 31, 1997    March 31, 1996
                                                                     --------------    --------------
                                                                      (Unaudited and in thousands)
Operating Activities:
   Net income                                                        $    420          $   328
   Adjustments to reconcile net income to net
      cash provided by operating activities:
   Provision for loan losses                                               75               38
   Investment securities (gains) losses                                     0               33
   ESOP compensation expense                                              117                0
   Incentive plan compensation expense                                     71                0
   Investment securities amortization (accretion), net                     10                51
   Net (gains) losses on sale of loans                                    (48)             (59)
   Depreciation                                                           110              100
   Loans originated for sale                                           (3,760)          (6,310)
   Proceeds from sale of loans                                          3,170            6,369
   Change in:
      Other liabilities                                                  (499)            (291)
      Other assets                                                       (353)            (949)
                                                                     --------          -------
   Net cash (used) provided by operating activities                      (687)            (690)

Investing Activities:
   Purchase of securities available for sale                           (1,992)               0
   Proceeds from maturities and principal paydowns on securities
      available for sale                                                  692              644
   Proceeds from sales of securities available for sale                     0            2,015
   Purchase of securities held-to maturity                                  0           (2,204)
   Proceeds from maturities and principal paydowns on
      securities held-to-maturity                                         500            2,001
   Redemption (purchase) of FHLB stock                                      0               12
   Other net changes in loans                                          (7,316)          (2,235)
   Proceeds from sale of foreclosed property                              192               65
   Purchase of premises and equipment                                  (1,816)            (113)
                                                                     --------          -------
      Net cash (used) provided by investing activities                 (9,740)             185

Financing Activities:
   Net change in deposits                                              (2,339)           3,217
   Proceeds from FHLB advances                                         12,992                0
   Purchase of treasury stock                                            (416)               0
   Purchase of incentive plan shares                                     (753)               0
   Net changes in advances by borrowers for taxes and insurance           406              387
                                                                     --------          -------
      Net cash (used) provided by financing activities                  9,890            3,604

Net change in cash and cash equivalents                                  (537)           3,099
Cash and cash equivalents, beginning of period                          7,007            6,602
                                                                     --------          -------
Cash and cash equivalents, end of period                             $  6,470          $ 9,701
                                                                     ========          =======

Additional cashflows and supplementary information:
   Interest paid                                                     $  2,645            2,533
   Income tax paid                                                          0               17
   Loans transferred to foreclosed property                                 0              168

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

      The acquisition of the Bank by the Company was accounted for as a "pooling-of-interests" under generally accepted accounting principles. The application of the pooling-of-interests method records the assets and liabilities of the merged companies on a historical cost basis with no goodwill or other intangible assets being recorded.

2. Statement of Information Furnished
   ----------------------------------

      The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and Item 310(b) of Regulation S-B, and in the opinion of management contains all adjustments necessary to present fairly the financial position as of March 31, 1997 and December 31, 1996, the results of operations for the three months ended March 31, 1997 and 1996 and the cash flows for the three months ended March 31, 1997 and 1996. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of generally accepted accounting principles. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

      The consolidated financial statements are those of the Company and the Bank. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, dated January 24, 1997, included in the Company's 1996 Annual Report to Shareholders.

3. Earnings Per Share
   ------------------

      Net earnings per share is computed based upon the weighted average common and common equivalent shares outstanding for periods subsequent to the Bank's conversion to a stock savings bank on May 1, 1996.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

      Citizens First Financial Corp. (the "Company") is the holding company for Citizens Savings Bank F.S.B. (the "Bank"). The Bank has two wholly-owned service corporations, CSL Service Corporation and Fairbury Service Corp. CSL Service Corporation is an Illinois-chartered corporation that has been inactive, but began the sale of tax-deferred annuities at the end of 1996. Fairbury Financial Services Corp. is an Illinois-chartered corporation that currently services previously sold tax-deferred annuities and long-term care insurance policies that it sold on an agency basis.

      Prior to the Company's acquisition of the Bank on May 1, 1996, the Company had no material assets or operations. Accordingly, the following information reflects management's discussion and analysis of the financial condition and results of operations for the Bank for the period prior to May 1, 1996 and for the Company and Bank subsequent to the period beginning May 1, 1996.

      On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions to recapitalize SAIF. The Funds Act also spreads the obligation for payment of the Financing Corporation ("FICO") bonds across all SAIF and Bank Insurance Fund ("BIF") members. As of January 1, 1997, BIF deposits will be assessed FICO payment of 1.3 basis points, while SAIF deposits will pay an estimated 6.4 basis points on the FICO bonds. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date BIF and SAIF are merged. The Funds Act specifies that BIF and SAIF will be merged on January 1, 1999 provided no savings associations remain as of that time. As a result of the Funds Act, the FDIC lowered SAIF assessments to 0 to 27 basis points effective January 1, 1997, a range comparable to that of BIF members. SAIF members will continue to make the higher FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings charter will be eliminated or whether the BIF and SAIF will eventually be merged.

      On December 24, 1996, the Company received approval from the Office of Thrift Supervision for the repurchase of 10% of its common stock. As of March 31, 1997 the Company had repurchased 29,300 shares at prices ranging from $13.532 to $15.50 per share.

Comparison of Financial Condition at March 31, 1997 and December 31, 1996

      Total assets increased from $261.6 million at December 31, 1996 to $271.6 million at March 31, 1997. The $10.0 million or 3.8% increase was primarily due to the borrowings from the Federal Home Loan Bank of Chicago.

      Cash and cash equivalents decreased from $7,007,000 at December 31, 1996 to $6,470,000 at March 31, 1997, a decrease of $537,000 or 7.7%. This decrease was the result of the use of such assets for the increased investment in loans.

     Premises and equipment increased from $5,778,000 at December 31, 1996 to $7,485,000 at March 31, 1997, an increase of $1,707,000, or 30.0%, due to the purchase of a building in January, 1997 to serve as a new full-service office and administrative facility.

      Loans, including loans held for sale, increased from $214,581,000 at December 31, 1996 to $222,475,000 at March 31,1997, an increase of $7,894,000 or
3.7%. The growth in loans was funded primarily from borrowings from the Federal Home Loan Bank. The growth was primarily in commercial loans.

      Deposits decreased from $202,125,000 at December 31, 1996 to $199,786,000, a decrease of $2,339,000 or 1.2%. Overall certificates of deposit declined by $1,570,000. Other liabilities decreased by $499,000 or 23.1% because of lower accrued payables.

      The total equity capital decreased by $583,000 or 1.4%, from $40,349,000 at December 31, 1996 to $39,766,000 at March 31, 1997. The decrease was caused by the repurchase of the Company's stock for use for incentive plans and as part of the Company's 10% repurchase program, which was approved by the Office of Thrift Supervision on December 24, 1996.

Comparison of Operating Results for the Three Months Ended March 31, 1997 and March 31, 1996

      Net income for the three months ended March 31, 1997 increased by $93,000, or 28.4%, from $328,000 for the three months ended March 31, 1996 to $421,000 for the three months ended March 31, 1997. The increase was due to higher interest income from the investment of the proceeds from the stock offering in 1996.

Interest Income

      Interest on loans increased by $210,000 or 5.1%, from $4,087,000 for the three months ended March 31, 1996 to $4,297,000 for the three months ended March 31, 1997. The increase was due to a higher average balance of loans due to the investment of the proceeds from the stock offering and the transfer of funds from investment securities to loans. The new loans were invested primarily in one-to-four family mortgage loans. Interest on investments increased from $208,000 for the three months ended March 31, 1996 to $526,000 for the three months ended March 31, 1997, an increase of $318,000 or 152.9%. The increase reflected the higher average balance of securities and interest-earning deposits during the three months ended March 31, 1997.

Interest Expense

      Interest on savings deposits decreased by $203,000 or 7.8%, from $2,615,000 for the three months ended March 31, 1996 to $2,412,000 for the three months ended March 31, 1997. The increase was attributable to lower average balance in savings deposits during the three months ended March 31, 1997. The interest on borrowings increased by $356,000 as a result of borrowings from the Federal Home Loan Bank of Chicago in 1997. During the three months ended March 31, 1996 there was no such borrowings.

Noninterest Income

      Total noninterest income decreased by $22,000 or 5.3%, from $416,000 for the three months ended March 31, 1996 to $394,000 for the three months ended March 31, 1997. The decrease was due to decreases in loan fees and net gains on loan sales which were partially offset by a decrease in net losses on sales of available for sale securities. Loan fees decreased $39,000 or 23.4%, from $167,000 for the three months ended March 31, 1996 to $128,000 for the three months ended March 31, 1997. This decrease reflected the decrease of loan originations from $28.8 million for the three months ended March 31, 1996 to $26.4 million for the three months ended March 31, 1997. Net gains on loan sales decreased by $11,000 or 18.6%, from $59,000 for the three months ended March 31, 1996 to $48,000 for the three months ended March 31, 1997, because of a decrease in loan sales in the three months ended March 31, 1997. Sales of available for sale securities resulted in a loss of $33,000 for the three months ended March 31, 1996. There were no sales of available for sale securities during the three months ended March 31, 1997.

Noninterest Expense

     Total noninterest expense increased by $164,000 or 10.8%, from $1,522,000 for the three months ended March 31, 1996 to $1,686,000 for the three months ended March 31, 1997. Salaries and benefits increased by $179,000 or 21.5%, due to the effects of implementing the ESOP and other stock based compensation programs. Net occupancy expenses increased by $29,000 or 15.4%, for the three months ended March 31, 1997 primarily because of the purchase of a building in January, 1997 to serve as a new full-service office and administrative facility. Deposit insurance/OTS expense decreased by $94,000, from $119,000 for the three months ended March 31, 1996 to $25,000 for the three months ended March 31, 1997 because of lower SAIF assessments mandated by the Funds Act and a credit for SAIF assessments paid prior to the enactment of the SAIF assessment.

Provision for Loan Losses

      The provision for loan losses increased from $38,000 for the three months ended March 31, 1996 to $75,000 for the three months ended March 31, 1997, an increase of $37,000 or 97.4%. The increase was made because of the increase in commercial loans, the continued growth of the loan portfolio and management's evaluation of the loan portfolio. While management believes that the allowance for loan losses is sufficient based on information currently available, no assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for loan losses which may adversely affect net income.

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

The Bank's liquidity requirement, which may be varied at the direction of the Office of Thrift Supervision ("OTS") depending on economic conditions and deposit flows, is based upon a percentage of the Bank's deposits and short-term borrowings. The Bank is currently required by the OTS to maintain a ratio of liquid assets of 5.0%. At March 31, 1997 and 1996, the Bank's liquidity ratio was 5.26% and 6.72%, respectively. Management maintains its liquid assets in accordance with regulatory requirements.

      At March 31, 1997, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $28.1 million, or 10.4% of adjusted assets, which is above the required level of $4.0 million or 1.5%; core capital of $28.1 million, or 10.4% of adjusted assets, which is above the required level of $8.1 million or 3.0%; and risk-based capital of $28.6 million or 18.8% of adjusted assets, which is above the required level of $12.2 million or 8.0%.

      The Company's most liquid assets are cash and interest-bearing demand accounts. The level of these accounts is dependent on the operating, financing, lending and investing activities during any given period. At March 31, 1997, cash and interest-bearing deposits totaled $6.5 million or 2.4% of the Company's total assets.

      The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances. At March 31, 1997, the Bank had outstanding advances with the FHLB of $29.2 million with a current additional borrowing capacity of $4.0 million based on the FHLB borrowing limit of twenty times the member bank's investment in FHLB stock. This limit may be raised by the purchase of additional FHLB stock. Depending upon market conditions and the pricing of deposit products and FHLB borrowings, the Bank may utilize FHLB advances to fund loan originations.

      At March 31, 1997 the Bank had commitments to originate loans and unused lines of credit totaling $16.8 million. Certificate accounts, which are scheduled to mature in one year or less from March 31, totaled $96.2 million. The Bank anticipates that it will have sufficient funds to meet its current loan commitments and maturing deposits.

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

Item 6. Exhibits and Reports on Form 8-K

      a.    Exhibits

            3.1   Certificate of Incorporation of Citizens First Financial
                  Corp.*

            3.2   By-laws of Citizens First Financial Corp.*

            11.0  Computation of Earnings Per Share (filed herewith)

            27.0  Financial Data Schedule

      b.    Report on Form 8-K

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

                                          Citizens First Financial Corp.
                                          (Registrant)


Date:  May 14, 1997                        /s/  C. William Landefeld
       ---------------------              -------------------------------------
                                          C. William Landefeld
                                          President


Date:  May 14, 1997                       /s/  Dallas G. Smiley
       ---------------------              -------------------------------------
                                          Dallas G. Smiley
                                          Chief Financial Officer