Form 10QSB
period 1997-06-30
CITIZENS FIRST FINANCIAL CORP
filed 1997-08-14
CIK 1006265

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
`
For the quarterly period ended June 30, 1997     Commission File Number 1-14274


                            CITIZENS FIRST FINANCIAL CORP.
          (Exact name of small business issuer as specified in its charter)

            Delaware                                  37-1351861
  (State or other jurisdiction of                (I.R.S. Employer
  incorporation or organization)                  Identification Number)


                2101 N. Veterans Parkway, Bloomington, Illinois 61704
                       (Address of principal executive offices)

                                  (309) 661-8700
                   (Issuer's telephone number, including area code)


    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                   (1)  [X]   Yes      [   ]   No
                   (2)  [X]   Yes      [   ]   No


    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    As of July 31, 1997, the Registrant had 2,373,637 shares of Common Stock outstanding.

    Transitional Small Business Disclosure Format

    YES             NO   X
        -----          -----

                                  Table of Contents

PART I - FINANCIAL INFORMATION                                     Page
                                                                   ----
Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 1997
         and December 31, 1996...................................    1

         Consolidated Income Statement for the Six
         Months Ended June 30, 1997 and 1996.....................    2

         Consolidated Income Statement for the Three
         Months Ended June 30, 1997 and 1996.....................    3

         Consolidated Statement of Cash Flows
         For the Six Months Ended June 30, 1997 and 1996.........    4

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of Operations........    7

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.......................................   15

Item 2.  Change in Securities....................................   15

Item 3.  Defaults Upon Senior Securities.........................   15

Item 4.  Submission of Matters to a Vote of
         Security Holders........................................   15

Item 5.  Other Information.......................................   15

Item 6.  Exhibits and Reports on Form 8-K........................   17

SIGNATURES.......................................................   18

PART I.--FINANCIAL INFORMATION

               Citizens First Financial Corp. and Subsidiary
                       Consolidated Balance Sheets
                 As of June 30, 1997 and December 31, 1996

                                                                                          JUNE 30,   DECEMBER 31,
                                                                                            1997         1996
                                                                                         ----------  ------------
                                                                                            (UNAUDITED AND IN
                                                                                                THOUSANDS)
ASSETS
  Cash and due from banks..............................................................  $    2,885   $    4,352
  Interest-bearing demand deposits.....................................................         288        2,655
                                                                                         ----------  ------------
      Total cash and cash equivalents..................................................       3,173        7,007
  Investment securities:
    Available for sale.................................................................      25,465       28,371
    Held to maturity...................................................................         500        1,000
                                                                                         ----------  ------------
      Total investment securities......................................................      25,965       29,371
  Mortgage loans held for sale.........................................................       5,036        3,027
  Loans................................................................................     223,986      211,554
    Allowance for loan losses..........................................................        (602)        (512)
                                                                                         ----------  ------------
      Net loans........................................................................     223,384      211,042
  Premises and equipment...............................................................       7,459        5,778
  Federal Home Loan Bank of Chicago stock..............................................       1,662        1,662
  Foreclosed real estate...............................................................         514          697
  Other assets.........................................................................       4,380        3,053
                                                                                         ----------  ------------
        Total assets...................................................................  $  271,573   $  261,637
                                                                                         ----------  ------------
LIABILITIES AND EQUITY CAPITAL
Liabilities
  Deposits.............................................................................  $  198,043      202,125
  Federal Home Loan Bank Advances......................................................      32,410       16,250
  Advances by borrowers for taxes and insurance........................................         838          751
  Other liabilities....................................................................       2,043        2,162
                                                                                         ----------  ------------
        Total liabilities..............................................................     233,334      221,288
Equity Capital
  Preferred stock, $.01 par value
    Authorized and unissued--1,000,000 shares..........................................      --           --
  Common stock, $.01 par value; 8,000,000 shares authorized, 2,817,500 shares issued,
    2,368,794 shares outstanding.......................................................          28           28
  Paid-in-capital......................................................................      27,067       27,024
  Retained earnings--substantially restricted..........................................      17,160       16,295
  Net unrealized loss on securities available for sale.................................        (227)        (297)
  Less:
    Treasury shares....................................................................      (2,676)           0
    Unearned incentive plan shares.....................................................      (1,342)        (769)
    Unearned Employee Stock Option Plan shares.........................................      (1,771)      (1,932)
                                                                                         ----------  ------------
        Total equity capital...........................................................      38,239       40,349
                                                                                         ----------  ------------
        Total liabilities and equity capital...........................................  $  271,573   $  261,637
                                                                                         ----------  ------------
                                                                                         ----------  ------------

See notes to consolidated financial statements.

                 Citizens First Financial Corp. and Subsidiary
                         Consolidated Income Statements

                                                                                  FOR THE SIX MONTHS ENDED
                                                                                JUNE 30, 1997  JUNE 30, 1996
                                                                                -------------  -------------

                                                                                (UNAUDITED AND IN THOUSANDS
                                                                                     EXCEPT SHARE DATA)
Interest income:
  Interest on loans...........................................................   $     8,885     $   7,845
  Interest on investments.....................................................         1,024           988
                                                                                 -----------     ---------
    Total interest income.....................................................         9,909         8,833
Interest expense:
  Interest on savings deposits................................................         4,843         5,150
  Interest on borrowings......................................................           843            29
                                                                                 -----------     ---------
    Total interest expense....................................................         5,686         5,179
                                                                                 -----------     ---------
      Net interest income.....................................................         4,223         3,654
Provision for loan losses.....................................................           150            75
                                                                                 -----------     ---------
      Net interest income after provision for
        loan losses...........................................................         4,073         3,579
Noninterest income:
  Loan servicing fees.........................................................           266           354
  Net realized gains (losses) on sales of available for sale securities.......            11           (33)
  Net gains on loan sales.....................................................           111           137
  Other operating income......................................................           410           368
                                                                                 -----------     ---------
    Total noninterest income..................................................           798          826
                                                                                 -----------     ---------
Noninterest expense:
  Salaries and employee benefits..............................................         2,082         1,852
  Net occupancy and equipment expenses........................................           429           384
  Deposit insurance/OTS expense...............................................            63           271
  Data processing fees........................................................           199           191
  Other operating expense.....................................................           684           589
                                                                                 -----------     ---------
    Total noninterest expense.................................................         3,457         3,287
                                                                                 -----------     ---------
Income before income tax......................................................         1,414         1,118
    Income tax expense........................................................           549           434
                                                                                 -----------     ---------
Net income....................................................................   $       865     $     684
                                                                                 -----------     ---------
                                                                                 -----------     ---------
Net earnings per share
  Assuming no dilution........................................................   $      0.34           N/A
  Weighted average shares outstanding.........................................     2,509,590           N/A

  Assuming full dilution......................................................   $      0.31           N/A
  Weighted average shares outstanding.........................................     2,795,771           N/A

See notes to consolidated financial statements.

                    Citizens First Financial Corp. and Subsidiary
                           Consolidated Income Statements

                                                                                       FOR THE THREE MONTHS ENDED
                                                                                      JUNE 30, 1997  JUNE 30, 1996
                                                                                      -------------  -------------

                                                                                      (UNAUDITED AND IN THOUSANDS
                                                                                           EXCEPT SHARE DATA)
Interest income:
  Interest on loans.................................................................   $     4,588     $   4,007
  Interest on investments...........................................................           498           530
                                                                                       -----------     ---------
    Total interest income...........................................................         5,086         4,537
Interest expense:
  Interest on savings deposits......................................................         2,431         2,535
  Interest on borrowings............................................................           487            29
                                                                                       -----------     ---------
    Total interest expense..........................................................         2,918         2,564
                                                                                       -----------     ---------
      Net interest income...........................................................         2,168         1,973
Provision for loan losses...........................................................            75            37
                                                                                       -----------     ---------
      Net interest income after provision for
        loan losses.................................................................         2,093         1,936
Noninterest income:
  Loan servicing fees...............................................................           138           186
  Net realized gains (losses) on sales of
    available for sale securities...................................................            11             0
  Net gains on loan sales...........................................................            63            31
  Other operating income............................................................           192           161
                                                                                       -----------     ---------
    Total noninterest income........................................................           404           378
                                                                                       -----------     ---------
Noninterest expense:
  Salaries and employee benefits....................................................         1,072           983
  Net occupancy and equipment expenses..............................................           212           196
  Deposit insurance/OTS expense.....................................................            38           136
  Data processing fees..............................................................            96            93
  Other operating expense...........................................................           353           323
                                                                                       -----------     ---------
    Total noninterest expense.......................................................         1,771         1,731
                                                                                       -----------     ---------
  Pre-tax income....................................................................           726           583
Tax expense.........................................................................           282           226
                                                                                       -----------     ---------
    Net income......................................................................   $       444     $     357
                                                                                       -----------     ---------
                                                                                       -----------     ---------
Earnings Per Share
  Assuming no dilution:
    Net income......................................................................   $      0.18           N/A
    Average number of shares........................................................     2,463,378           N/A
  Assuming full dilution:
    Net income......................................................................   $      0.16           N/A
    Average number of shares........................................................     2,742,717           N/A

See notes to consolidated financial statements.

                   Citizens First Financial Corp. and Subsidiary
                       Consolidated Statement of Cash Flows

                                                                                        FOR THE SIX MONTHS ENDED
                                                                                      JUNE 30, 1997  JUNE 30, 1996
                                                                                      -------------  -------------

                                                                                      (UNAUDITED AND IN THOUSANDS)
Operating activities:
  Net income........................................................................   $       865           684
  Adjustments to reconcile net income to net cash provided by operating activities
  Provision for loan losses.........................................................           150            75
  Investment securities (gains) losses..............................................           (11)           33
  ESOP compensation expense.........................................................           243             0
  Incentive plan compensation expense...............................................           141             0
  Investment securities amortization (accretion), net...............................            22            43
  Net (gains) losses on sale of loans...............................................          (111)         (137)
  Net (gains) losses on sale of property and equipment..............................           (12)          (23)
  Depreciation......................................................................           221           201
  Loans originated for sale.........................................................        (9,915)       (9,401)
  Proceeds from sale of loans.......................................................         8,017         9,538
  Change in:
    Other liabilities...............................................................          (164)         (551)
    Prepaid expenses and other assets...............................................        (1,327)         (746)
                                                                                       -----------     ---------
  Net cash (used) provided by operating activities..................................        (1,881)         (284)
Investing Activities:
  Purchase of securities available for sale.........................................        (1,992)       (6,204)
  Proceeds from maturities and principal paydowns on securities available for sale..         3,332         1,420
  Proceeds from sales of securities available for sale..............................         1,670         2,031
  Proceeds from maturities and principal paydowns on securities held-to-maturity....           500         3,485
  Redemption (purchase) of FHLB stock...............................................             0            12
  Other net changes in loans........................................................       (12,492)      (14,000)
  Proceeds from sale of foreclosed property.........................................           183             0
  Purchase of premises and equipment................................................        (1,902)         (270)
  Proceeds from sales of premises and equipment.....................................            12            51
                                                                                       -----------     ---------
    Net cash (used) provided by investing activities................................       (10,689)      (13,475)
Financing Activities:
  Net change in deposits............................................................        (4,082)       (5,357)
  Proceeds from FHLB advances.......................................................        16,410             0
  Repayment of FHLB advances........................................................          (250)            0
  Purchase of incentive plan stock..................................................          (753)            0
  Purchase of ESOP stock............................................................             0        (2,254)
  Issuance of common stock, net of stock issuance expenses of $1,163,000............             0        27,011
  Purchase of treasury stock shares.................................................        (2,676)            0
  Net changes in advances by borrowers for taxes and insurance......................            87             2
                                                                                       -----------     ---------
    Net cash (used) provided by financing activities................................         8,736        19,402
Net change in cash and cash equivalents.............................................        (3,834)        5,643
Cash and cash equivalents, beginning of period......................................         7,007         6,602
Cash and cash equivalents, end of period............................................    $    3,173        12,245
Additional cashflows and supplementary information:
  Interest paid.....................................................................         5,486         5,093
  Income tax paid...................................................................           425           345

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

2.  Statement of Information Furnished

    The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and Item 310(b) of Regulation S-B, and in the opinion of management contains all adjustments necessary to present fairly the financial position as of June 30, 1997 and December 31, 1996, the results of operations for the six and three months ended June 30, 1997 and 1996 and the cash flows for the six months ended June 30, 1997 and 1996. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of generally accepted accounting principles. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

    On December 24, 1996, the Company received approval from the Office of Thrift Supervision ("OTS") for the repurchase of 10% of its common stock. As of June 30, 1997 the Company had repurchased 174,775 shares at prices ranging from $13.532 to $16.125 per share.

Comparison of Financial Condition at June 30, 1997 and December 31, 1996

    Total assets increased from $261.6 million at December 31, 1996 to $271.6 million at June 30, 1997. The $10.0 million or 3.8% increase was primarily due to the increase in loans.

    Cash and cash equivalents decreased from $7,007,000 at December 31, 1996 to $3,173,000 at June 30, 1997, a decrease of $3,834,000 or 54.7%. This decrease was the result of the use of such assets for the increased investment in loans.

    Premises and equipment increased from $5,778,000 at December 31, 1996 to $7,459,000 at June 30, 1997, an increase of $1,681,000, or 29.1%, due to the purchase of a building in January, 1997 to serve as a new full-service office and administrative facility.

    Net loans, including loans held for sale, increased from $214,069,000 at December 31, 1996 to $228,420,000 at June 30,1997, an increase of $14,351,000 or
6.7%. The growth in loans was funded primarily from borrowings from the Federal Home Loan Bank. The increase in net loans was primarily in the origination of one-to-four family and commercial loans.

    Deposits decreased from $202,125,000 at December 31, 1996 to $198,043,000 at June 30, 1997, a decrease of $4,082,000 or 2.02%. Certificates of deposit accounted for $3,319,000 of the decrease. This decrease was attributable to depositors increased investments in the stock market and competition from other financial institutions for these deposits. Other liabilities decreased by $119,000 or 5.5% because of lower accrued payables.

    Borrowings from the Federal Home Loan Bank of Chicago (the "FHLB") increased from $16,250,000 at December 31, 1996 to $32,410,000 at June 30, 1997, an
increase of $16,160,000 or 100.0%. The increase was used primarily to fund the increase in loans.

    Total stockholders' equity capital decreased by $2,110,000 or 5.2%, from $40,349,000 at December 31, 1996 to $38,239,000 at June 30, 1997. The
decrease was caused by the repurchase of the Company's stock for use for incentive plans and as part of the Company's 10% repurchase program, which was approved by the Office of Thrift Supervision on December 24, 1996.

Comparison of Operating Results for the Six Months Ended June 30, 1997 and June 30, 1996

    Net income for the six months ended June 30, 1997 increased by $181,000, or 26.4%, from $684,000 for the six months ended June 30, 1996 to $865,000 for the six months ended June 30, 1997. The increase was due to higher interest income generated by the growth of the Bank's loan portfolio which was funded by borrowings from the FHLB and the investment of the proceeds from the stock offering in 1996.

Interest Income

    Interest on loans increased by $1,040,000 or 13.3%, from $7,845,000 for the six months ended June 30, 1996 to $8,885,000 for the six months ended June 30, 1997. The increase was due to a higher average balance of loans as a result of the investment of the proceeds from the stock offering and the use of increased borrowings from the FHLB. The new loans were invested primarily in one-to-four family and commercial loans. Interest on investments increased from $988,000 for the six months ended June 30, 1996 to $1,024,000 for the six months ended June 30, 1997, an increase of $36,000 or 3.6%.

Interest Expense

    Interest on savings deposits decreased by $307,000 or 6.0%, from $5,150,000 for the six months ended June 30, 1996 to $4,843,000 for the six months ended June 30, 1997. The decrease was attributable to the lower average balance in savings deposits during the six months ended June 30, 1997. The interest on borrowings increased by $814,000, from $29,000 for the six months ended June 30, 1996 to $843,000 for the six months ended June 30, 1997, as a result of increased borrowings from the FHLB in 1997 that were used primarily to fund the increase in the loan portfolio.

Noninterest Income

    Total noninterest income decreased by $28,000 or 3.4%, from $826,000 for the six months ended June 30, 1996 to $798,000 for the six months ended June 30, 1997. The decrease was due to decreases in loan servicing fees and net gains on loan sales which were partially offset by a net gain on sales of available for sale securities. Loan servicing fees decreased $88,000 or 24.9%, from $354,000 for the six months ended June 30, 1996 to $266,000 for the six months ended June 30, 1997. This decrease reflected the lower accretion of previously deferred loan fees for the six months ended June 30, 1997. Net gains on loan sales decreased by $26,000 or 19.0%, from $137,000 for the six months ended June 30, 1996 to $111,000 for the six months ended June 30, 1997. Sales of available for sale securities resulted in a loss of $33,000 for the six months ended June 30, 1996, compared to a gain of $11,000 for the six months ended June 30, 1997.

Noninterest Expense

    Total noninterest expense increased by $170,000 or 5.2%, from $3,287,000 for the six months ended June 30, 1996 to $3,457,000 for the six months ended June 30, 1997. Salaries and benefits increased by $230,000 or 12.4%, due to the effects of implementing the ESOP and other stock based compensation programs. Net occupancy expenses increased by $45,000 or 11.7%, for the six months ended June 30, 1997 primarily because of the purchase of a new building in January, 1997 to serve as a new full-service office and administrative facility. Deposit insurance/OTS expense decreased by $208,000, from $271,000 for the six months ended June 30, 1996 to $63,000 for the six months ended June 30, 1997 because of lower SAIF assessments mandated by the Deposit Insurance Funds Act of 1996
(the "Funds Act") and a credit for SAIF assessments paid prior to the enactment of the lower SAIF assessment.

Provision for Loan Losses

    The provision for loan losses increased from $75,000 for the six months ended June 30, 1996 to $150,000 for the six months ended June 30, 1997, an increase of $75,000 or 100.0%. The increase was made as a result of the increase in the origination of commercial loans, the continued growth of the remainder of the loan portfolio and management's evaluation of the loan portfolio. While management believes that the allowance for loan losses is sufficient based on information currently available, no assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for losses which may adversely affect net income.

Income Tax Expense

    Income tax expense increased from $434,000 for the six months ended June 30, 1996 to $549,000 for the six months ended June 30, 1997, an increase of $115,000 or 26.5%. The increase in income tax expense was attributable to increased earnings for the six months ended June 30, 1997. The effective tax rates for the six months ended June 30, 1997 and 1996 were 38.8% and 40.0%, respectively.


Comparison of Operating Results for the Three Months Ended June 30, 1997 and June 30, 1996

    Net income for the three months ended June 30, 1997 increased by $87,000, or 24.4%, from $357,000 for the three months ended June 30, 1996 to $444,000 for the three months ended June 30, 1997. The increase was primarily due to higher interest income generated by the growth in the Bank's loan portfolio.

Interest Income

    Interest on loans increased by $581,000 or 14.5%, from $4,007,000 for the three months ended June 30, 1996 to $4,588,000 for the three months ended June 30, 1997. The increase was due to a higher average balance of loans due to the investment of the proceeds from the stock offering and borrowings from the FHLB. The proceeds and borrowings were invested primarily in one-to-four family and commercial loans. Interest on investments decreased from $530,000 for the three months ended June 30, 1996 to $498,000 for the three months ended June 30, 1997, an decrease of $32,000 or 6.0%.

Interest Expense

    Interest on savings deposits decreased by $104,000 or 4.1%, from $2,535,000 for the three months ended June 30, 1996 to $2,431,000 for the three months ended June 30, 1997. The decrease was attributable to lower average balance in savings deposits during the three months ended June 30, 1997. The interest on borrowings increased by $458,000 as a result of increased borrowings from the FHLB in 1997.

Noninterest Income

    Total noninterest income increased by $26,000 or 6.9%, from $378,000 for the three months ended June 30, 1996 to $404,000 for the three months ended June 30, 1997. The increase was due to an increases in net gains on loan sales and net gains on sales of available for sale securities. Loan servicing fees decreased $48,000 or 25.8%, from $186,000 for the three months ended June 30, 1996 to $138,000 for the three months ended June 30, 1997. This decrease occurred because of lower accretion of previously deferred loan fees for the three months ended June 30, 1997. Net gains on loan sales increased by $32,000 or 103.2%, from $31,000 for the three months ended June 30, 1996 to $63,000 for the three months ended June 30, 1997, because of an increase in loan sales in the three months ended June 30, 1997. Sales of available for sale securities resulted in a gain of $11,000 for the three months ended June 30, 1997. There were no sales of available for sale securities for the three months ended June 30, 1996.

Noninterest Expense

    Total noninterest expense increased by $40,000 or 2.3%, from $1,731,000 for the three months ended June 30, 1996 to $1,771,000 for the three months ended June 30, 1997. Salaries and benefits increased by $89,000 or 9.1%, due to the effects of implementing the ESOP and other stock based compensation programs. Net occupancy expenses increased by $16,000 or 8.2%, for the three months ended June 30, 1997 primarily because of the purchase of a new building in January, 1997 to serve as a new full-service office and administrative facility. Deposit insurance/OTS expense decreased by $98,000, from $136,000 for the three months ended June 30, 1996 to $38,000 for the three months ended June 30, 1997 because of lower SAIF assessments mandated by the Funds Act.

Provision for Loan Losses

    The provision for loan losses increased from $37,000 for the three months ended June 30, 1996 to $75,000 for the three months ended June 30, 1997, an increase of $38,000 or 102.7%. The increase was made because of the increase in the origination of commercial loans, the continued growth of the loan portfolio and management's evaluation of the loan portfolio. While management believes that the allowance for loan losses is sufficient based on information currently available, no assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for losses which may adversely affect net income.

Income Tax Expense

    Income tax expense increased from $226,000 for the three months ended June 30, 1996 to $282,000 for the three months ended June 30, 1997, an increase of $56,000 or 24.8%. The increase in income tax expense was attributable to increased earnings for the three months ended June 30, 1997. The effective tax rates for the three months ended June 30, 1997 and 1996 were 38.7% and 38.8%, respectively.

Liquidity and Capital Resources

    The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, sales of loans and securities and FHLB advances. While maturing and scheduled amortization of loans are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank's liquidity requirement, which may be varied at the direction of the OTS depending on economic conditions and deposit flows, is based upon a percentage of the Bank's deposits and short-term borrowings. The Bank is currently required by the OTS to maintain a ratio of liquid assets of 5.0%. At June 30, 1997 and 1996, the Bank's liquidity ratio was 5.19% and 6.91%, respectively. Management maintains its liquid assets in accordance with regulatory requirements.

    At June 30, 1997, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $28.7 million, or 10.6% of adjusted assets, which is above the required level of $4.0 million or 1.5%; core capital of $28.7 million, or 10.6% of adjusted assets, which is above the required level of $8.1 million or 3.0%; and risk-based capital of $29.3 million or 18.4% of adjusted assets, which is above the required level of $12.7 million or 8.0%.

    The Company's most liquid assets are cash and interest-bearing demand accounts. The level of these accounts is dependent on the operating, financing, lending and investing activities during any given period. At June 30, 1997, cash and interest-bearing deposits totaled $3.2 million or 1.2% of the Company's total assets.

    The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances. At June 30, 1997, the Bank had outstanding advances with the FHLB of $32.4 million with a current additional borrowing capacity of $800,000 based on the FHLB borrowing limits. This limit may be raised by the purchase of additional FHLB stock.. Depending upon market conditions and the pricing of deposit products and FHLB borrowings, the Bank may utilize FHLB advances to fund loan originations.

    At June 30, 1997 the Bank had commitments to originate loans and unused lines of credit totaling $15.7 million. Certificate accounts which are scheduled to mature in one year or less from June 30, 1997 totaled $94.5 million. The Bank anticipates that it will have sufficient funds to meet its current loan commitments and maturing deposits.

Accounting Changes

    In March 1997, the FASB issued SFAS No. 128, "Earnings per share", which supersedes APB No. 15, "Earnings Per Share". SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock (i.e. securities such as options, warrants, convertible securities, or contingent stock agreements). The statement replaces the presentation of primary earnings per share with a presentation of basic earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted; however, restatement of all prior-period earnings per share data presented will be required. If the Company had been subject to the requirements of SFAS 128 for the three months and six months ended June 30, 1997 and June 30, 1996, earnings per common share and earnings per common share - assuming full dilution, would have been unchanged for the amounts presented in the accompanying financial statements.

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

    Item 4.   Submission of Matters to a Vote of Security Holders

              (a) The Company's Annual Meeting of Shareholders was held on April 21, 1997.
              (b)  See Item 4-c below.
              (c) At such meeting, the shareholders approved the following matters:

              1. The election of the following individual as Director for a term of three years.

                                   Votes For      Votes Withheld
                                  ----------     ----------------
              Lyle J. Honegger     2,396,010          22,655

              Additionally, the following individuals represent the name of the other Directors whose terms of office as a Director continued after the meeting:

              C. William Landefeld
              Bryce A. Sides
              Dr. Lowell M. Thompson
              Dr. Donald L. Wainscott

              2. The ratification of Geo. S. Olive & Co., LLC as independent accountants of the Company for the fiscal year ending December 31, 1997, as reflected by 2,333,243 votes for, 66,472 votes against, 18,950 abstentions and no broker non-votes.

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

              b    Report on Form 8-K

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

                                          Citizens First Financial Corp.
                                          (Registrant)

Date:   August 14, 1997                   /s/  C. William Landefeld
       --------------------              ------------------------------------
                                          C. William Landefeld
                                          President

Date:   August 14, 1997                   /s/  Dallas G. Smiley
       --------------------              ------------------------------------
                                          Dallas G. Smiley
                                          Chief Financial Officer