Form 10QSB
period 1997-09-30
CITIZENS FIRST FINANCIAL CORP
filed 1997-11-14
CIK 1006265

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB


              QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997 Commission File Number 1-14274
                               ------------------                        -------

                         CITIZENS FIRST FINANCIAL CORP.
                        --------------------------------
       (Exact name of small business issuer as specified in its charter)

        Delaware                                       37-1351861
-------------------------------                  -----------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                    Identification Number)

             2101 N. Veterans Parkway, Bloomington, Illinois 61704
            --------------------------------------------------------
                   (Address of principal executive offices)

                               (309) 661-8700
                              ----------------
              (Issuer's telephone number, including area code)


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

    As of October 31, 1997, the Registrant had 2,359,552 shares of Common Stock outstanding .

    Transitional Small Business Disclosure Format

    YES                 NO        X
        ----                    ----

                               Table of Contents

PART I - FINANCIAL INFORMATION                                    Page
------------------------------                                    -----

    Item 1.   Financial Information

                Consolidated Balance Sheets as of September 30,
                1997 and December 31, 1996                           1

                Consolidated Income Statement for the Nine
                Months Ended September 30, 1997 and 1996             2

                Consolidated Income Statement for the Three
                Months Ended September 30, 1997 and 1996             3

                Consolidated Statement of Cash Flows for the
                Nine Months Ended September 30, 1997 and 1996        4

    Item 2.   Management's Discussion and Analysis
              of Financial Condition and Results of Operations       6

PART II - OTHER INFORMATION
---------------------------

    Item 1.   Legal Proceedings                                      13

    Item 2.   Change in Securities                                   13

    Item 3.   Defaults Upon Senior Securities                        13

    Item 4.   Submission of Matters to a Vote of Security Holders    13

    Item 5.   Other Information                                      13

    Item 6.   Exhibits and Reports on Form 8-K                       13

    Signature Page                                                   14



Statements contained in this Form 10-Q which are not historical facts are forward-looking statements, as that term is described in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, general economic conditions , the effect of new legislation and other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time.

                        PART I.--FINANCIAL INFORMATION

                Citizens First Financial Corp. and Subsidiary
                         Consolidated Balance Sheets
                As of September 30, 1997 and December 31, 1996

                                                    SEPTEMBER 30,    DECEMBER 31,
                                                        1997            1996
                                                       ------         --------
                                                      (UNAUDITED AND IN THOUSANDS)

ASSETS
  Cash and due from banks...................            $5,199        $    4,352
  Interest-bearing demand deposits..........             1,492             2,655
                                                        ------             ------
      Total cash and cash equivalents.......             6,691             7,007
Investment securities:
  Available for sale........................            24,493            28,371
  Held to maturity..........................               500             1,000
                                                        ------             ------
      Total investment securities...........            24,993            29,371
  Mortgage loans held for sale..............             7,038             3,027
  Loans.....................................           225,804           211,554
   Allowance for loan losses................              (656)             (512)
                                                        ------             ------
     Net loans..............................            225,148          211,042
  Premises and equipment....................              7,785            5,778
  Federal Home Loan Bank of Chicago stock...              2,107            1,662
  Foreclosed real estate....................                608              697
  Other assets..............................              3,592            3,053
                                                       --------       -----------
       Total assets.........................           $277,962       $  261,637
                                                       --------       -----------
                                                       --------       -----------
LIABILITIES AND EQUITY CAPITAL
Liabilities
  Deposits..................................           $195,204          202,125
  Federal Home Loan Bank Advances...........             42,147           16,250
  Advances by borrowers for taxes and
    insurance...............................                322              751
  Other liabilities.........................              2,064            2,162
                                                        -------        -----------
       Total liabilities....................            239,737          221,288

Equity Capital
  Preferred stock, $.01 par value
    Authorized and unissued-- 1,000,000
    shares..................................                --              --
  Common stock, $.01 par value; 8,000,000
    shares authorized, 2,817,500 shares
    issued, 2,345,023 and 2,568,611 shares
    outstanding.............................                 28               28
  Paid-in-capital...........................             27,101           27,024
  Retained earnings--substantially
    restricted..............................             17,519           16,295
  Net unrealized loss on securities
    available for sale......................               (185)            (297)
  Less:
   Treasury shares, 213,075 and -0-shares...             (3,295)               0
   Unearned incentive plan shares...........             (1,252)            (769)
   Unearned Employee Stock Option Plan
     shares.................................             (1,691)          (1,932)
                                                        -------        -----------
       Total equity capital.................             38,225           40,349
                                                       --------       -----------
       Total liabilities and equity
         capital............................           $277,962       $  261,637
                                                        -------        -----------
                                                        -------        -----------


    See notes to consolidated financial statements.

                 Citizens First Financial Corp. and Subsidiary
                        Consolidated Income Statements

                                                                          FOR THE NINE MONTHS ENDED
                                                                         SEPTEMBER 30,      SEPTEMBER 30,
                                                                            1997               1996
                                                                       ---------------   ---------------
                                                                           (UNAUDITED AND IN THOUSANDS
                                                                                 EXCEPT SHARE DATA)
Interest income:
 Interest on loans................................................     $     13,546         $   11,937
 Interest on investments..........................................            1,472              1,525
                                                                              -----             ------
   Total interest income..........................................           15,018             13,462
Interest expense:
 Interest on savings deposits.....................................            7,250              7,639
 Interest on borrowings...........................................            1,410                 81
                                                                              -----              -----
   Total interest expense.........................................            8,660              7,720
                                                                              -----              -----
    Net interest income...........................................            6,358              5,742
Provision for loan losses.........................................              225                113
                                                                              -----              -----

    Net interest income after provision for loan losses...........            6,133              5,629
Noninterest income:
 Loan servicing fees..............................................              391                477
 Net realized gains (losses) on sales of available for sale
  securities......................................................               11                (33)
 Net gains on loan sales..........................................              177                157
 Other operating income...........................................              602                542
                                                                              -----              ------
   Total noninterest income.......................................            1,181              1,143
                                                                              -----              ------

Noninterest expense:
 Salaries and employee benefits...................................            3,155              2,881
 Net occupancy and equipment expenses.............................              685                573
 Deposit insurance/OTS expense....................................              124              1,781
 Data processing fees.............................................              310                293
 Other operating expense..........................................            1,024                924
                                                                              -----              -----
   Total noninterest expense......................................            5,298              6,452
                                                                              -----              -----
Income before income tax..........................................            2,016                320
   Income tax expense.............................................              792                124
                                                                              -----              -----
Net income........................................................     $      1,224         $      196
                                                                              -----              -----
                                                                              -----              -----

Net earnings per share
 Assuming no dilution.............................................     $       0.49                N/A
 Weighted average shares outstanding..............................        2,490,517                N/A

 Assuming full dilution...........................................     $       0.44                N/A
 Weighted average shares outstanding..............................        2,769,856                N/A

    See notes to consolidated financial statements.

    Citizens First Financial Corp. and Subsidiary Consolidated Income Statements

                                                                        FOR THE THREE MONTHS ENDED
                                                                    SEPTEMBER 30,     SEPTEMBER 30,
                                                                        1997             1996
                                                                  ---------------    ---------------
                                                                     (UNAUDITED AND IN THOUSANDS
                                                                         EXCEPT SHARE DATA)
Interest income:
 Interest on loans..........................................     $      4,661        $      4,092
 Interest on investments....................................              448                 537
                                                                     --------             -------
  Total interest income.....................................            5,109               4,629
Interest expense:
 Interest on savings deposits...............................            2,407               2,489
 Interest on borrowings.....................................              567                  52
                                                                     --------             -------
  Total interest expense....................................            2,974               2,541
                                                                     --------             -------
   Net interest income......................................            2,135               2,088
Provision for loan losses...................................               75                  38
                                                                     --------             -------
   Net interest income after provision for loan losses......            2,060               2,050
Noninterest income:
 Loan servicing fees........................................              125                 123
 Net realized gains (losses) on sales of available for sale
  securities................................................                0                   0
 Net gains on loan sales....................................               66                  20
 Other operating income.....................................              192                 174
                                                                     --------             -------
  Total noninterest income..................................              383                 317
                                                                     --------             -------
Noninterest expense:
 Salaries and employee benefits.............................            1,073               1,029
 Net occupancy and equipment expenses.......................              256                 189
 Deposit insurance/OTS expense..............................               61               1,510
 Data processing fees.......................................              111                 102
 Other operating expense....................................              340                 335
                                                                     --------             -------
  Total noninterest expense.................................            1,841               3,165
                                                                     --------             -------
Pre-tax income..............................................              602                (798)
Tax expense (credit)........................................              243                (310)
                                                                     --------             -------
  Net income................................................     $        359        ($       488)
                                                                     --------             -------
                                                                     --------             -------
Earnings Per Share
 Assuming no dilution:
  Net income................................................     $       0.15        ($      0.19)
  Average number of shares..................................        2,422,586           2,601,463
 Assuming full dilution:
  Net income................................................     $       0.13        ($      0.17)
  Average number of shares..................................        2,688,242           2,817,500

    See notes to consolidated financial statements.

                 Citizens First Financial Corp. and Subsidiary
                     Consolidated Statement of Cash Flows

                                                                                  FOR THE NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,        SEPTEMBER 30,
                                                                                      1997               1996
                                                                                 ---------------    ---------------
                                                                                   (UNAUDITED AND IN THOUSANDS)
Operating activities:
 Net income................................................................      $    1,224           $     196
 Adjustments to reconcile net income to net cash provided by operating activities
 Provision for loan losses.................................................             225                 113
 Investment securities (gains) losses......................................             (11)                 33
 ESOP compensation expense.................................................             376                   0
 Incentive plan compensation expense.......................................             211                   0
 Investment securities amortization (accretion), net.......................              31                  67
 Net (gains) losses on sale of loans.......................................            (177)               (157)
 Net (gains) losses on sale of property and equipment......................             (13)                (23)
 Depreciation..............................................................             340                 300
 Loans originated for sale.................................................         (15,601)            (15,321)
 Proceeds from sale of loans...............................................          11,767              10,868
 Change in:
  Other liabilities........................................................             (98)                543
  Prepaid expenses and other assets........................................            (539)             (1,503)
                                                                                      ------             ------
 Net cash (used) provided by operating activities..........................          (2,265)             (4,884)

Investing Activities:
 Purchase of securities available for sale.................................          (1,992)            (19,840)
 Proceeds from maturities and principal paydowns on securities available
  for sale.................................................................           4,293               1,921
 Proceeds from sales of securities available for sale......................           1,670               2,031
 Proceeds from maturities and principal paydowns on securities
  held-to-maturity.........................................................             500               4,492
 Redemption (purchase) of FHLB stock.......................................            (445)                 12
 Other net changes in loans................................................         (14,637)            (22,049)
 Proceeds from sale of foreclosed property.................................             395                   0
 Purchase of premises and equipment........................................          (2,347)               (305)
 Proceeds from sales of premises and equipment.............................              13                  51
                                                                                      ------             ------
  Net cash (used) provided by investing activities.........................         (12,550)            (33,687)

Financing Activities:
 Net change in deposits....................................................          (6,921)             (4,731)
 Proceeds from FHLB advances...............................................          26,480              17,550
 Repayment of FHLB advances................................................            (583)                  0
 Purchase of incentive plan stock..........................................            (753)                  0
 Purchase of ESOP stock....................................................               0              (2,254)
 Issuance of common stock, net of stock issuance expenses of $1,163,000....               0              27,012
 Purchase of treasury stock shares.........................................          (3,295)                  0
 Net changes in advances by borrowers for taxes and insurance..............            (429)               (311)
                                                                                      ------             ------
  Net cash (used) provided by financing activities.........................          14,499              37,266

 Net change in cash and cash equivalents...................................            (316)             (1,305)
 Cash and cash equivalents, beginning of period............................           7,007               6,602
                                                                                      ------             ------
 Cash and cash equivalents, end of period..................................      $    6,691               5,297
                                                                                      ------             ------
                                                                                      ------             ------
 Additional cashflows and supplementary information:
  Interest paid............................................................           8,393               7,530
  Income tax paid..........................................................             785                 698


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

2.  Statement of Information Furnished

    The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-QSB instructions and Item 310(b) of Regulation S-B, and in the opinion of management contains all adjustments necessary to present fairly the financial position as of September 30, 1997 and December 31, 1996, the results of operations for the nine and three months ended September 30, 1997 and 1996 and the cash flows for the nine months ended September 30, 1997 and 1996. All adjustments to the financial statements were normal and recurring in nature. These results have been determined on the basis of generally accepted accounting principles. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

    On September 30, 1996, the President signed into law the Deposit Insurance Fund Act of 1996 (the "Funds Act") which among other things imposed a special one-time assessment on Savings Association Insurance Fund ("SAIF") member institutions, including the Bank, to recapitalize the SAIF. The special assessment imposed by the Federal Deposit Insurance Corporation was
65.7 basis points on SAIF assessable deposits as of March 31, 1995, payable on November 27, 1996. The special assessment was recognized in the third quarter of 1996 and as a result the Bank took a charge of $1.37 million ($839,000 after-tax or $.30 per share).

    On December 24, 1996, the Company received approval from the Office of Thrift Supervision ("OTS") for the repurchase of 10% of its common stock. As of September 30, 1997 the Company had repurchased 213,075 shares at prices ranging from $13.532 to $16.50 per share.

Comparison of Financial Condition at September 30, 1997 and December 31, 1996

    Total assets increased from $261.6 million at December 31, 1996 to $278.0 million at September 30, 1997. The $16.4 million or 6.3% increase was primarily due to the increase in loans.

    Cash and cash equivalents decreased from $7,007,000 at December 31, 1996 to $6,691,000 at September 30, 1997, a decrease of $316,000 or 4.5%. This decrease was the result of the use of such assets for the increased investment in loans.

    Premises and equipment increased from $5,778,000 at December 31, 1996 to $7,785,000 at September 30, 1997, an increase of $2,007,000, or 34.7%, due to the purchase of a building in January, 1997 to serve as a new full-service office and administrative facility.

    Net loans, including loans held for sale, increased from $214,069,000 at December 31, 1996 to $232,186,000 at September 30,1997, an increase of $18,117,000 or 8.5%. The growth in loans was funded primarily from borrowings from the Federal Home Loan Bank. The increase in net loans was primarily in the origination of one-to-four family and commercial loans. For the nine months ended September 30, 1997, the Bank had total loan originations of $90.6 million, with originations of $53.6 million and $29.2 million of one-to-four and commercial loans, respectively.

    Deposits decreased from $202,125,000 at December 31, 1996 to $195,204,000 at September 30, 1997, a decrease of $6,921,000 or 3.4%. Certificates of deposit accounted for $6,506,000 of the decrease. This decrease was attributable to depositors increased investments in the stock market and competition from other financial institutions for these deposits. Advances by borrowers for taxes and insurance decreased by $429,000 or 57.1% because of the payment of real estate taxes in September for escrowed borrowers.

    Borrowings from the Federal Home Loan Bank of Chicago (the "FHLB") increased from $16,250,000 at December 31, 1996 to $42,147,000 at September 30, 1997, an increase of $25,897,000 or 159.4%. The increase was used to fund the increase in loans, offset the decrease in deposits and fund the purchase of the new office and administrative facility.

    Total stockholders' equity capital decreased by $2,124,000 or 5.3%, from $40,349,000 at December 31, 1996 to $38,225,000 at September 30, 1997. The
decrease was caused by the repurchase of the Company's stock for use for incentive plans and as part of the Company's 10% repurchase program, which was approved by the Office of Thrift Supervision on December 24, 1996.

Comparison of Operating Results for the Nine Months Ended September 30, 1997 and September 30, 1996

    Net income for the nine months ended September 30, 1997 increased by $1,028,000, or 524.5%, from $196,000 for the nine months ended September 30, 1996 to $1,224,000 for the nine months ended September 30, 1997. The increase was due to the previously discussed Funds Act special assessment in 1996 and the higher interest income generated by the growth of the Bank's loan portfolio which was funded by borrowings from the FHLB and the investment of the proceeds from the 1996 stock offering.

Interest Income

    Interest on loans increased by $1,609,000 or 13.5%, from $11,937,000 for the nine months ended September 30, 1996 to $13,546,000 for the nine months ended September 30, 1997. The increase was due to a higher average balance of loans as a result of the investment of the proceeds from the stock offering and the use of increased borrowings from the FHLB. The new loans were invested primarily in one-to-four family and commercial loans. Interest on investments decreased from $1,525,000 for the nine months ended September 30, 1996 to $1,472,000 for the nine months ended September 30, 1997, a decrease of $53,000 or 3.5%.

Interest Expense

    Interest on savings deposits decreased by $389,000 or 5.1%, from $7,639,000 for the nine months ended September 30, 1996 to $7,250,000 for the nine months ended September 30, 1997. The decrease was attributable to the lower average balance in savings deposits during the nine months ended September 30, 1997. The interest on borrowings increased by $1,329,000, from $81,000 for the nine months ended September 30, 1996 to $1,410,000 for the nine months ended September 30, 1997, as a result of increased borrowings from the FHLB in 1997 that were used primarily to fund the increase in the loan portfolio.

Noninterest Income

    Total noninterest income increased by $38,000 or 3.3%, from $1,143,000 for the nine months ended September 30, 1996 to $1,181,000 for the nine months ended September 30, 1997. Loan servicing fees decreased $86,000 or 18.0%, from $477,000 for the nine months ended September 30, 1996 to $391,000 for the nine months ended September 30, 1997. This decrease reflected the lower accretion of previously deferred loan fees for the nine months ended September 30, 1997. Net gains on loan sales increased by $20,000 or 12.7%, from $157,000 for the nine months ended September 30, 1996 to $177,000 for the nine months ended September 30, 1997. Sales of available for sale securities resulted in a loss of $33,000 for the nine months ended September 30, 1996, compared to a gain of $11,000 for the nine months ended September 30, 1997.

Noninterest Expense

    Total noninterest expense decreased by $1,154,000 or 17.9%, from $6,452,000 for the nine months ended September 30, 1996 to $5,298,000 for the nine months ended September 30, 1997. Deposit insurance/OTS assessment decreased from $1,781,000 for the nine months ended September 30, 1996 to $124,000 for the nine months ended September 30, 1997, a decrease of $1,657,000 or 93.0%. The decrease was attributable to the previously discussed Funds Act special assessment and the resulting lower deposit insurance premiums. Salaries and benefits increased by $274,000 or 9.5%, due to the effects of the ESOP and other stock based compensation programs and the addition of employees to operate the new facility. Net occupancy expenses increased by $112,000 or 19.5%, for the nine months ended September 30, 1997 primarily because of the purchase of a new building in January, 1997 to serve as a new full-service office and administrative facility.

Provision for Loan Losses

    The provision for loan losses increased from $113,000 for the nine months ended September 30, 1996 to $225,000 for the nine months ended September 30, 1997, an increase of $112,000 or 99.1%. The increase was made as a result of the increase in the origination of commercial loans, the continued growth of the remainder of the loan portfolio and management's evaluation of the loan portfolio. While management believes that the allowance for loan losses is sufficient based on information currently available, no assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for losses which may adversely affect net income.

Income Tax Expense

    Income tax expense increased from $124,000 for the nine months ended September 30, 1996 to $792,000 for the nine months ended September 30, 1997, an increase of $668,000 or 538.7%. The increase in income tax expense was attributable to increased earnings for the nine months ended September 30, 1997. The effective tax rates for the nine months ended September 30, 1997 and 1996 were 39.3% and 38.8%, respectively.

Comparison of Operating Results for the Three Months Ended September 30, 1997 and September 30, 1996

    Net income for the three months ended September 30, 1997 increased by $847,000 from a loss of ($488,000) for the three months ended September 30, 1996 to $359,000 for the three months ended September 30, 1997. The increase was primarily due to the previously discussed 1996 Funds Act special assessment and higher interest income generated by the growth in the Bank's loan portfolio.

Interest Income

    Interest on loans increased by $569,000 or 13.9%, from $4,092,000 for the three months ended September 30, 1996 to $4,661,000 for the three months ended September 30, 1997. The increase was due to a higher average balance of loans due to the investment of the proceeds from the stock offering and borrowings from the FHLB. The proceeds and borrowings were invested primarily in one-to-four family and commercial loans. Interest on investments decreased from $537,000 for the three months ended September 30, 1996 to $448,000 for the three months ended September 30, 1997, an decrease of $89,000 or 16.6%.

Interest Expense

    Interest on savings deposits decreased by $82,000 or 3.3%, from $2,489,000 for the three months ended September 30, 1996 to $2,407,000 for the three months ended September 30, 1997. The decrease was attributable to lower average balance in savings deposits during the three months ended September 30, 1997. The interest on borrowings increased by $515,000 as a result of increased borrowings from the FHLB in 1997.

Noninterest Income

    Total noninterest income increased by $66,000 or 20.8%, from $317,000 for the three months ended September 30, 1996 to $383,000 for the three months ended September 30, 1997. The increase was primarily due to an increase in net gains on loan sales. Net gains on loan sales increased by $46,000 or 230%, from $20,000 for the three months ended September 30, 1996 to $66,000 for the three months ended September 30, 1997, because of an increase in loan sales in the three months ended September 30, 1997.

Noninterest Expense

    Total noninterest expense increased by $1,324,000 or 41.8%, from $3,165,000 for the three months ended September 30, 1996 to $1,841,000 for the three months ended September 30, 1997. Salaries and benefits increased by $44,000 or 4.3%, due to the effects of the ESOP and other stock based compensation programs. Net occupancy expenses increased by $67,000 or 35.5%, for the three months ended September 30, 1997 primarily because of the purchase of a new building in January, 1997 to serve as a new full-service office and administrative facility. Deposit insurance/OTS expense decreased by $1,449,000 from $1,510,000 for the three months ended September 30, 1996 to $61,000 for the three months ended September 30, 1997 because of the previously discussed 1996 Funds Act special assessment.

Provision for Loan Losses

    The provision for loan losses increased from $38,000 for the three months ended September 30, 1996 to $75,000 for the three months ended September 30, 1997, an increase of $37,000 or 97.4%. The increase was made because of the increase in the origination of commercial loans, the continued growth of the loan portfolio and management's evaluation of the loan portfolio. While management believes that the allowance for loan losses is sufficient based on information currently available, no assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for losses which may adversely affect net income.

Income Tax Expense (Credit)

    There was an income tax credit of $310,000 for the three months ended September 30, 1996, as compared to an expense of $243,000 for the three months ended September 30, 1997, a change of $553,000. The increase in income tax credit derived from the loss for the three months ended September 30, 1996. The effective tax rates for the three months ended September 30, 1997 and 1996 were 40.4% and 38.8%, respectively.

Liquidity and Capital Resources

    The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, sales of loans and securities and FHLB advances. While maturing and scheduled amortization of loans are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank's liquidity requirement, which may be varied at the direction of the OTS depending on economic conditions and deposit flows, is based upon a percentage of the Bank's deposits and short-term borrowings. The Bank is currently required by the OTS to maintain a ratio of liquid assets of 5.0%. At September 30, 1997 and 1996, the Bank's liquidity ratio was 5.21% and 5.88%, respectively. Management maintains its liquid assets in accordance with regulatory requirements.

    At September 30, 1997, the Bank exceeded all of its regulatory capital requirements with a tangible capital level of $29.2 million, or 10.5% of adjusted assets, which is above the required level of $4.1 million or 1.5%; core capital of $29.2 million, or 10.5% of adjusted assets, which is above the required level of $8.3 million or 3.0%; and risk-based capital of $29.8 million or 18.3% of adjusted assets, which is above the required level of $13.0 million or 8.0%.

    The Company's most liquid assets are cash and interest-bearing demand accounts. The level of these accounts is dependent on the operating, financing, lending and investing activities during any given period. At September 30, 1997, cash and interest-bearing deposits totaled $6.7 million or 2.4% of the Company's total assets.

    The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances. At September 30, 1997, the Bank had outstanding advances with the FHLB of $42.1 million. The FHLB maintains two limitations on the availability based on FHLB stock ownership and total assets. The Bank currently meets the stock limitation; however, this limit may be raised by the purchase of additional FHLB stock. Based on total assets limitations, the Bank may increase its borrowings with the FHLB by $55.1 million. Depending upon market conditions and the pricing of deposit products and FHLB borrowings, the Bank may utilize FHLB advances to fund loan originations.

    At September 30, 1997 the Bank had commitments to originate loans and unused lines of credit totaling $17.6 million. Certificate accounts which are scheduled to mature in one year or less from September 30, 1997 totaled $94.3 million. The Bank anticipates that it will have sufficient funds to meet its current loan commitments and maturing deposits.

Accounting Changes

    In March 1997, the FASB issued SFAS No. 128, "Earnings per share", which supersedes APB No. 15, "Earnings Per Share". SFAS 128 establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock (i.e. securities such as options, warrants, convertible securities, or contingent stock agreements). The statement replaces the presentation of primary earnings per share with a presentation of basic earnings per share and requires dual presentation of basic and diluted earnings per share on the face of the income statement. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. Earlier application is not permitted; however, restatement of all prior-period earnings per share data presented will be required. If the Company had been subject to the requirements of SFAS 128 for the three months and nine months ended September 30, 1997 and September 30, 1996, earnings per common share and earnings per common share - assuming full dilution, would not have differed materially from the amounts presented in the accompanying financial statements.

Year 2000 Compliance

    The Year 2000 compliance issue exists because many computer systems and applications currently use two-digit fields to designate a year. As the century date change occurs, date-sensitive systems may either fail or not operate properly unless the underlying programs are modified or replaced.

    The Bank has initiated a program to assure that all computer applications will be Year 2000 compliant. This program includes the monitoring and testing of the Bank's outside data processing provider and other vendors Year 2000 compliance progress.

    The Bank is continuing to assess the extent of programming changes required to address this issue. Although final cost estimates have not been determined, it is not expected that these expenses will have a material adverse impact on the Company and the Bank's financial condition, liquidity, or results of operations.

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

    Item 4. Submission of Matters to a Vote of Security Holders
              Not applicable

    Item 5. Other Information
              Not applicable

    Item 6. Exhibits and Reports on Form 8-K

              a. Exhibits

                   3.1 Certificate of Incorporation of Citizens First Financial Corp.*

                   3.2  By-laws of Citizens First Financial Corp.*

                   11. Computation of Earnings Per Share (filed herewith)

                   27.  Financial Data Schedule

              b.   Report on Form 8-K

                   On August 27, 1997, the Company filed a report on Form 8-K in connection with the signing by the Bank of a definitive agreement for the sale of a Bank branch office to the State Bank of Graymont.

                   On October 23, 1997, the Company filed a report on Form 8-K in connection with the election of Ronald C. Wells as Chairman of the Board of the Company and the Bank.

              * Incorporated by reference to this Registration Statement on Form SB-2, as amended, filed on January 24, 1996, Registration No. 333-556.

                                      SIGNATURES

    In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Citizens First Financial Corp.
                                                 (Registrant)

Date:  November 14, 1997                         /s/  C. William Landefeld
      -----------------------                    ----------------------------
                                                 C. William Landefeld
                                                 President

Date:  November 14, 1997                         /s/  Dallas G. Smiley
      -----------------------                    ----------------------------
                                                 Dallas G. Smiley
                                                 Chief Financial Officer