Form 10KSB40
period 1997-12-31
CITIZENS FIRST FINANCIAL CORP
filed 1998-03-31
CIK 1006265

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

                      Annual report under Section 13 of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1997
                          Commission File No.: 1-14274

                         CITIZENS FIRST FINANCIAL CORP.
                 (Name of small business issuer in its charter)

         DELAWARE                                            37-1351861
 (State or other jurisdiction of                     (I.R.S. Employer I.D. No.)
  incorporation or organization)

            2101 NORTH VETERANS PARKWAY, BLOOMINGTON, ILLINOIS 61704
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (309) 661-8700
        Securities registered pursuant to Section 12(g) of the Act: None
           Securities registered pursuant to Section 12(b) of the Act:

                     COMMON STOCK PAR VALUE $0.01 PER SHARE
                                (Title of class)

                             AMERICAN STOCK EXCHANGE
                     (Name of exchange on which registered)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes /X/ No / /

     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

     Issuer's revenues for its fiscal year ended December 31, 1997 were $22,284,000.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $48,310,316 and is based upon the last sales price as quoted on The American Stock Exchange for March 10, 1998.

     The Registrant had 2,535,750 shares of Common Stock outstanding as of March 10, 1998.

         Transitional Small Business Disclosure Format.   Yes / /       No  /X/

                       DOCUMENTS INCORPORATED BY REFERENCE

     PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1997, ARE INCORPORATED BY REFERENCE INTO PART II OF THIS FORM 10-KSB.

     PORTIONS OF THE PROXY STATEMENT FOR THE 1998 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-KSB.

                                      INDEX

                                                                          PAGE
                                                                          ----
PART I

       Item 1     Description of Business ...............................    1

       Item 2     Properties ............................................   44

       Item 3     Legal Proceedings .....................................   44

       Item 4     Submission of Matters to a Vote of Security Holders ...   44


PART II

       Item 5     Market for Common Equity and
                  Related Stockholder Matters............................   45

       Item 6     Management's Discussion and Analysis
                  or Plan of Operation ..................................   45

       Item 7     Financial Statements ..................................   45

       Item 8     Changes In and Disagreements With Accountants on
                  Accounting and Financial Disclosure ...................   45


PART III

       Item 9     Directors, Executive Officers, Promoters and Control
                  Persons; Compliance With Section 16(a) of the
                  Exchange Act ..........................................   45

       Item 10    Executive Compensation ................................   45

       Item 11    Security Ownership of Certain Beneficial Owners
                  and Management ........................................   46

       Item 12    Certain Relationships and Related Transactions ........   46

       Item 13    Exhibits and Reports on Form 8-K ......................   46

SIGNATURES ..............................................................   48


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS
-------------------------------

GENERAL

     Citizens First Financial Corp. (the "Company") was incorporated under Delaware law in January 1996. The Company completed its initial public offering of 2,817,500 shares of common stock on May 1, 1996 in connection with the conversion of Citizens Savings Bank, F.S.B (the "Bank") from the mutual to stock form of ownership (the "Conversion"). The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). Currently, the Company does not transact any material business other than through its subsidiary, the Bank. At December 31, 1997, the Company had total assets of $273.6 million, total deposits of $198.6 million and total stockholders' equity of $38.0 million.

     The Bank was originally chartered in 1888 by the State of Illinois and in 1989 became a federally chartered savings bank. The Bank's principal business consists of the acceptance of retail deposits from the general public in the area surrounding its branch offices and the investment of those deposits, together with funds generated from operations and borrowings, primarily in one-to four-family residential mortgage loans. To a lesser extent, the Bank also invests in multi-family, commercial real estate, consumer and other loans. The Bank originates loans for investment and for sale. Currently, it is the Bank's policy to sell, on a servicing retained basis, most longer-term fixed-rate one-to four-family mortgage loans it originates as a method of controlling its growth, managing its interest rate risk and increasing its loan servicing fee income. The Bank's revenues are derived principally from interest on its mortgage, consumer and commercial loans, loan servicing fees and, to a lesser extent, the interest on its securities. The Bank's primary source of funds are deposits, principal and interest payments on loans and securities, and, to a lesser extent, proceeds from the sale of loans and securities. The Bank has two wholly-owned service corporations, CSL Service Corporation and Fairbury Financial Services Corp. CSL Service Corporation is an Illinois-chartered corporation that has been inactive, but began initiating the sale of tax-deferred annuities at the end of 1996. Fairbury Financial Services Corp. is an Illinois-chartered corporation that currently services previously sold tax deferred annuities and long-term care insurance policies that it sold on an agency basis.

MARKET AREA AND COMPETITION

     The Bank is a community-oriented savings institution offering a variety of financial products and services to meet the needs of the communities it serves. The Bank's deposit gathering is concentrated in the communities surrounding its six offices located in the municipalities of Normal, Bloomington, Eureka and Fairbury, Illinois which are part of McLean, Woodford and Livingston Counties. On November 29, 1997, the Bank completed the sale of a branch office in Chenoa, Illinois to another financial institution. McLean County comprises the greater Bloomington/Normal metropolitan area and Woodford, Tazewell and Livingston Counties are adjacent to the greater Bloomington/Normal metropolitan area. The economy in McLean, Woodford, Tazewell and

Livingston Counties has historically benefitted from the presence of the national and regional headquarters of State Farm Insurance Company, the Mitsubishi Motors Corporation, Caterpillar, GTE, the Eureka Company, Illinois Farm Bureau, Illinois State University and Illinois Wesleyan University as well as a variety of agricultural related businesses. These counties are the primary market area for the Bank's lending and deposit gathering activities.

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

     The Bank's loan portfolio consists primarily of first mortgage loans secured by one- to four-family residences located in its primary market area. At December 31, 1997, the Bank's gross loan portfolio totalled $239.6 million of total loans outstanding, of which $157.3 million were one- to four-family, residential mortgage loans, or 65.7% of total gross loans. At such date, the remainder of the loan portfolio consisted of: $11.6 million of multi-family loans, or 4.8% of total gross loans; $25.6 million of commercial real estate loans, or 10.7% of total gross loans; $15.9 million of construction and land loans, or 6.6% of total gross loans; $16.9 million of commercial loans, or 7.0% of total gross loans, and $12.3 million of consumer and other loans, or 5.2% of total gross loans. At that same date, $130.7 million, or 62.1%, of the Bank's mortgage loans had adjustable interest rates, most of which are indexed to the one year CMT Index.

     The following table sets forth the composition of the Bank's loan portfolio in dollar amounts and as a percentage of the portfolio at the dates indicated.


                                                                   AT DECEMBER 31,
                           ----------------------------------------------------------------------------------------
                                1997             1996              1995             1994            1993
                           ---------------   ---------------  ---------------  ---------------   ----------------
                                   PERCENT           PERCENT          PERCENT          PERCENT           PERCENT
                                     OF                OF               OF               OF                OF
                           AMOUNT   TOTAL    AMOUNT   TOTAL   AMOUNT   TOTAL    AMOUNT  TOTAL    AMOUNT   TOTAL
                           ----------------------------------------------------------------------------------------
                                                    (DOLLARS IN THOUSANDS)
Mortgage loans:

 One- to four-family.....  $157,345  65.65% $161,733  75.15% $141,708  73.87% $140,136   78.04% $120,162   75.34%

 Multi-family............    11,593   4.84    12,520   5.82    10,469   5.46     9,777    5.44    11,673    7.32

 Commercial real estate..    25,610  10.69     8,934   4.15     8,679   4.52     7,847    4.37     9,067    5.69

 Construction and land...    15,862   6.62    12,489   5.80    12,353   6.44     5,131    2.86     4,208    2.64

Commercial...............    16,863   7.04     8,063   3.75     6,865   3.58     4,023    2.24     3,194    2.00

Consumer and other loans.    12,345   5.15    11,444   5.31    11,719   6.11    12,607    7.02    11,112    6.97
                             ------   ----    ------   ----    ------   ----    ------    ----    ------    ----

                            239,618  99.99   215,183   99.98   191,793  99.98   179,521   99.97   159,416   99.96

 Deferred premium on sale
  of  loans.........             33     01        34     .02        39    .02        62     .03        81     .04
                                 --     --        --     ---        --    ---        --     ---        --     ---

  Total gross loans......   239,651  100.00%  215,217  100.00% 191,832 100.00%  179,583  100.00%  159,497  100.00%
                            -------  ------   -------  ------  ------- ------   -------  ------   -------  ------
                                     ------            ------          ------            ------            ------


Less:

 Undisbursed portion of
  loans                       9,049             3,397           2,859             2,129            2,027

 Unearned interest.......        --                --              --                21               25

 Deferred loan fees......       293               265             200               171              270

 Allowance for loan
   losses................       840               512             412               353              388
                            --------           --------         --------         --------         --------

Loans, Net:                 $229,469           $211,042         $188,361         $176,909         $156,787
                            --------           --------         --------         --------         --------
                            --------           --------         --------         --------         --------

     Loan Maturity. The following table shows the remaining contractual maturity of the Bank's loans at December 31, 1997. The table does not include the effect of future principal prepayments. Principal repayments on total loans were $89.2 million, $74.6 million and $51.1 million for the years ended December 31, 1997, 1996 and 1995, respectively.


                                                                  At December 31, 1997
                                   -----------------------------------------------------------------------------------------------
                                             One- to                                                           Consumer
                                              Four-     Multi-     Commercial   Construction   Commercial    and Other     Total
                                              Family    Family    Real Estate    and Land       Loans          Loans       Loans
                                   -----------------------------------------------------------------------------------------------
                                                                     (In thousands)

Amounts due:
   One year or less ......................    1,614          0         344       14,325        12,590         2,307       $ 31,180
   After one year:
     More than one year to three years ...    2,498          0         116          158         1,798         2,582          7,152
     More than three years to five years .    2,764        223       1,295          344           473         3,899          8,998
     More than five years to 10 years ....   16,938        388       8,684          198         1,808         3,043         31,059
     More than 10 years to 20 years ......   52,786      5,396      10,785          770           166           507         70,410
     More than 20 years ..................   80,745      5,586       4,386           67            28             7         90,819
                                             ------     ------      ------        -----         -----        ------       --------
       Total due after December 31, 1998 .   15,573     11,593      25,266        1,537         4,273        10,038        208,438

       Total amount due .................. $157,345   $ 11,593    $ 25,610     $ 15,862      $ 16,863       $12,345       $239,618
                                           --------    --------   --------     --------      --------       -------
                                           --------    --------   --------     --------      --------       -------

Deferred premium on sale of loans.........                                                                                      33

Less:
    Allowance for loan losses..............                                                                                   (840)
    Undisbursed portion of loans...........                                                                                 (9,049)
    Deferred loan fees.....................                                                                                   (293)
                                                                                                                          --------
Loans, net................................                                                                                $229,469
                                                                                                                          --------
                                                                                                                          --------



     The following table sets forth at December 31, 1997 the dollar amount of loans contractually due after December 31, 1998, and whether such loans have fixed interest rates or adjustable interest rates.


                                             Due After December 31, 1998
                                             ---------------------------
                                           Fixed     Adjustable     Total
                                           -----     ----------     -----
                                                     (In thousands)
Mortgage loans:
    One- to four-family...........        $67,414      $88,317     $155,731
    Multi-family..................            581       11,012       11,593
    Commercial real estate........          7,912       17,354       25,266
    Construction and land.........            494        1,043        1,537
Commercial loans..................            184        4,089        4,273
Consumer and other loans..........          1,466        8,572       10,038
                                            -----        -----       ------

    Total loans ...........               $78,051     $130,387     $208,438
                                          -------     --------     --------
                                          -------     --------     --------

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

     While the Bank has in the past, from time to time, sold adjustable-rate one- to four-family loans and retained mortgage loans with terms of 10 years or more, it is currently the general policy of the Bank to originate for sale in the secondary market one- to four-family fixed-rate mortgage loans with maturities exceeding ten years and to originate for investment all adjustable-rate one- to four-family mortgage loans and fixed-rate one- to four-family mortgage loans with maturities of ten years or less. The Bank has in the past also originated for investment one- to four-family loans for investment with maturities of fifteen years if the interest rate was equal to or greater than 250 basis points over the Bank's cost of funds and maturities of twenty years if the interest rate was equal to or greater than 275 basis points over the Bank's cost of funds. The Bank generally retains the servicing rights of loans it sells and sells such loans without recourse. At December 31, 1997, the Bank serviced $93.0 million of loans for others and for the years ended December 31, 1997, 1996 and 1995 had $205,000, $209,000 and $251,000, respectively, of loan servicing fees. The Bank recognizes, at the time of sale, the cash gain or loss on the sale of the loans based on the difference between the net cash proceeds received and the carrying value of the loans sold. See "- Lending Activities - Loan Servicing." Although it is the current policy of the Bank to originate and purchase loans or participations secured by properties located in its primary market area, at December 31, 1997, the Bank had $5.1 million in loans, or 2.13%, of total gross loans, secured by properties located outside of its primary market area, specifically various single-family, multi-family and commercial real estate loans secured by properties in Illinois, New Mexico, Michigan, Ohio and Florida. Loans secured by properties located outside an institution's primary market area generally involve greater risks than loans secured by properties within the institution's market area as the institution may not be as familiar with the real estate market or local economy of the area where the property is located and may rely on third parties to inspect such properties.

     The Bank engages in certain hedging activities to facilitate the sale of its one- to four-family mortgage loans in an attempt to minimize interest rate risk from the time that loan commitments are made to the time until the loans are packaged and sold. The Bank currently utilizes forward loan sale commitment contracts with the FHLMC as its method of hedging its loan sales in an attempt to protect the Bank from fluctuations in market interest rates ("forward commitment contracts") from the time of the loan commitment to the time of sale. Generally, such forward commitment contracts obligate the Bank to deliver loans or agency mortgage-backed securities to the FHLMC at a date not greater than 60 days in the future at a specified price. During the time the Bank enters into the forward commitment contract to the date of delivery, the Bank processes and closes loans, thereby protecting the price of currently processed loans from interest rate fluctuations that may occur from the time the interest rate on the loan is fixed to the time of sale. For the year ended December 31, 1997, the Bank had $418,000 in net gains attributable to the sale of loans, including any hedging gains or losses related to its forward commitment contract activity. It is the policy of the Bank that the Bank generally not have more than $5 million of aggregate mortgage loan applications at any given time that are not covered by forward commitment contracts. Accordingly, the Bank monitors the volume of its loan applications and trends in market interest rates to determine the amount of forward sale commitment contracts which it will enter into at any point in time. At December 31, 1997, the Bank had forward commitment contracts outstanding which required the delivery of $3.3 million of one- to four-family mortgage loans 45 days in the future. The Bank's utilization of such forward commitment contracts involves certain risks in the event the Bank is unable to deliver loans that it has committed to sell which may result in the Bank being required to buy whole loans at a premium for delivery under the contract or may result in other losses associated with such activity.

     The following table sets forth the Bank's loan originations, purchases, sales and principal repayments for the periods indicated:



                                                    FOR THE YEAR ENDED DECEMBER 31,
                                           -------------------------------------------------
                                               1997              1996                1995
                                           ------------    ---------------      ------------
                                                           (IN THOUSANDS)
Net loans:
Beginning balance........................    $214,069           $188,361          $176,910
    Loans originated:
    One- to four-family..................      73,342             90,084            54,683
    Multi-family.........................       9,746              6,780             3,360
    Commercial real estate...............      17,053              2,863             2,512
    Construction and land................       2,455              1,153             1,327
    Commercial...........................      22,454              6,514             8,120
    Consumer and other(1)................       9,075              8,576            10,243
                                             --------           --------          --------
      Total loans originated.............     134,125            115,970            80,245
                                             --------           --------          --------

      Total..............................     348,194            304,331           257,155
                                             --------           --------          --------
Net gain on loan sales ..................         418                236               268

Less:
    Principal repayments and
      other, net...........................    89,172             74,602            51,100
    Loan charge-offs, net..................       188                 67                64
    Proceeds from sale of mortgage loans...    27,020             15,132            17,898
    Transfer of mortgage loans to REO......       369                697                --
                                             --------           --------          --------

Loans, net(2) .............................  $231,863           $214,069          $188,361
                                             --------           --------          --------
                                             --------           --------          --------

----------

(1) Consumer and other loans primarily consist of home equity loans and lines of credit secured by mortgages, automobile and personal loans.
(2) Includes mortgage loans held for sale. There were no loans held for sale at December 31, 1995.


     One- to Four-Family Mortgage Lending. The Bank currently offers both fixed-rate and adjustable-rate mortgage loans secured by one- to four-family residences located in the Bank's primary market area, with maturities of up to thirty years. While the Bank has in the past purchased or originated such loans secured by properties outside its market area, substantially all of such loans at December 31, 1997 were secured by property located in the Bank's primary market area. One- to four-family mortgage loan originations are generally obtained from the Bank's loan representatives operating in its branch offices and their contacts with the local real estate industry, existing or past customers, and members of the local communities.

     At December 31, 1997, one- to four-family mortgage loans totalled $157.3 million, or 65.7%, of total gross loans. The Bank currently offers a number of adjustable-rate mortgage loans with terms of up to 30 years and interest rates which adjust annually from the outset of the loan or which adjust annually after a 1, 3 or 5-year initial period in which the loan has a fixed rate. The interest rates for the majority of the Bank's adjustable-rate mortgage loans are indexed to the one year CMT Index. Interest rate adjustments on such loans are limited to 2% annual adjustment cap and a maximum adjustment of 6% over the life of the loan.

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

     The Bank currently originates one- to four-family residential mortgage loans in amounts up to 95% of the lower of the appraised value or the selling price of the property securing the loan up to a maximum amount of $227,150 for loans originated for sale. The Bank currently requires private mortgage insurance to be obtained for loans in excess of an 80% loan to value ratio for loans originated for sale, however, the Bank generally does not require private mortgage insurance on loans originated for investment unless the loan to value ratios are in excess of 90%. Mortgage loans originated by the Bank generally include due-on-sale clauses which provide the Bank with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property without the Bank's consent. Due-on-sale clauses are an important means of adjusting the yields on the Bank's fixed-rate mortgage loan portfolio and the Bank has generally exercised its rights under these clauses.

     Multi-Family Lending. The Bank originates fixed and adjustable-rate multi-family mortgage loans generally secured by 5 to 70 unit apartment and student housing buildings located in the Bank's primary market area. At December 31, 1997, the Bank's multi-family loan portfolio was $11.6 million, or 4.8%, of total loans. In reaching its decision on whether to make a multi-family loan, the Bank considers the qualifications and financial condition of the borrower as well as the value and condition underlying property. The factors considered by the Bank include: the net operating income of the mortgaged premises before debt service and depreciation; the debt coverage ratio (the ratio of net earnings to debt service); and the ratio of loan amount to appraised value. Pursuant to the Bank's underwriting policies, a multi-family mortgage loan may only be made in an amount up to 85% of the lower of the appraised value or sales price of the underlying property with terms of up to 25 years. The Bank's adjustable-rate multi-family loans are originated with rates that adjust annually or which are fixed for the first three years and adjust annually thereafter based upon the CMT Index plus a margin of 3.5%. The maximum amount of the Bank's multi-family loans are limited by the Bank's loans to one borrower, limit which at December 31, 1997, was $4.4 million. The OTS, after reviewing applications from the Bank, has approved an increase in the loan to one borrower limit for four of the Bank's borrowers to 30.0% of the Bank's capital, which at December 31, 1997 increased their individual loan to one borrower limit to $8.8 million. In addition, the Bank generally requires a debt service ratio of a maximum of 110.0% and the personal guarantee of the borrower. The Bank also requires an appraisal on the property conducted by an independent appraiser and title insurance.

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

     Commercial Real Estate Lending. The Bank originates adjustable-rate commercial real estate loans that are generally secured by properties used for business purposes such as small office buildings or a combination of residential and retail facilities located in the Bank's primary market area. The Bank's underwriting procedures provide that commercial real estate loans may generally be made in amounts up to 80% of the lower of the appraised value or sales value of the property, subject to the Bank's current loans-to-one-borrower limit, which at December 31, 1997, was $4.4 million. These loans may be made with terms up to 25 years and are generally offered at interest rates which adjust in accordance with the CMT Index or prime rate, as reported in The Wall Street Journal, annually or annually after a three or five year period. The Bank's underwriting standards and procedures are similar to those applicable to its multi-family loans, whereby the Bank considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Bank has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 110.0%. At December 31, 1997, the Bank's commercial real estate loan portfolio totalled approximately $25.6 million or 10.7% of total loans.

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

     Construction and Land Lending. The Bank originates loans for the acquisition and development of commercial and residential property located in its primary market area. These loans are offered to local developers and individuals. The majority of the Bank's construction loans are originated primarily to finance the construction of one- to four-family, owner-occupied residential properties and multi-family properties located in the Bank's primary market area. Such loans are offered for the construction of properties that are pre-sold or for which permanent financing has been secured, as well as for properties that are not pre-sold or for which permanent financing has not been secured. At December 31, 1997, the Bank had $7.0 million of construction lines of credit and construction loans committed to the construction of one- to four-family properties that were not pre-sold or for which permanent financing had not been secured and, at such date, $4.3 million had been drawn on such lines of credit or construction loans for the construction of 31 one- to four-family properties. Construction loans are generally offered with terms up to six months for residential property and up to one year for multi-family and commercial property. The Bank also offers developers construction loans in the form of a line of credit whereby the borrower may draw upon such line of credit only as individual properties are released for construction. Construction loans may be made in amounts up to 80% of the estimated cost of construction, although the Bank will lend up to 85% of the estimated cost of construction if the property is pre-sold, subject to the Bank's current limitation on loans-to-one-borrower which at December 31, 1997 was $4.4 million. With respect to construction loans, the Bank's policy is to require borrowers to secure permanent financing commitments from generally recognized lenders for an amount equal to or greater than the amount of the loan. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. Land development loans are offered on a selective basis and the terms determined on a case by case basis, but generally do not exceed 75% of the actual cost or current appraised value of the property, whichever is less.

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

     Commercial Lending. The Bank offers commercial loans to businesses operating in the Bank's primary market area on a selective basis. Such loans are generally offered with terms up to 15 years in amounts up to $700,000 and are generally secured by receivables, inventories, equipment and other assets of the business. The Bank generally requires personal guarantees on its commercial loans. The Bank also offers commercial loans to businesses on an unsecured basis on a selective basis. These types of loans are made to existing customers and are of a short duration, generally less than six months. At December 31, 1997, the Bank had $16.9 million of commercial loans, of which $1.8 million, or 10.7%, were unsecured. As part of its operating strategy, the Bank intends to increase its emphasis on secured commercial lending.

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

     Consumer and Other Lending. The Bank's portfolio of consumer and other loans primarily consist of fixed-rate, fixed-term home equity loans, adjustable home equity lines of credit, loans secured by automobiles, home improvement loans, loans secured by deposit accounts and unsecured personal loans. As of December 31, 1997, consumer loans amounted to $12.3 million, or 5.2%, of the Bank's total loan portfolio of which $6.9 million were home equity loans. Consumer loans are generally originated in the Bank's primary market area. Fixed-rate, fixed-term home equity loans and adjustable home equity lines of credit are offered in amounts of 80% of the appraised value if the Bank does not hold the first mortgage on the property and up to 90% of the appraised value if the Bank holds the first mortgage with a maximum loan amount of $100,000. Fixed-rate, fixed-term home equity loans are offered with terms up to 15 years and home equity lines of credit are offered with terms up to five years. Automobile loans are offered with maximum terms of up to six years and have interest rates established by the age of the automobile. Unsecured consumer loans are made with a maximum maturity of 24 months and the maximum loan amount based on a borrower's financial condition.

     Loan Approval Procedures and Authority. The Board of Directors establishes the lending policies and loan approval limits of the Bank. The Board of Directors has established a Loan Committee comprised of five (5) directors, an Executive Officer Loan Committee comprised of the President and Senior Vice President of Lending, a Senior Officer Loan Committee comprised of the Senior Vice President of Lending and the Vice President of Commercial Lending, and a Staff Loan Committee comprised of various corporate officers. The Board of Directors has authorized the following committees to approve loans up to the amounts indicated: secured loans in excess of $500,000 and unsecured loans in excess of $75,000 may be approved by the Director Loan Committee; secured loans up to $500,000 and unsecured loans up to $75,000 may be approved by the President and Senior Vice President of Lending; all secured loans to commercial clients up to $250,000 and unsecured loans up to $75,000 may be approved by the Senior Vice President of Lending and Vice President of Commercial Loans; and all secured loans to $350,000 and unsecured loans to $75,000 may be approved by the Staff Loan Committee.

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

     Loan Servicing. The Bank generally services all loans it retains for investment and also services a portfolio of one- to four-family mortgage loans for others which is primarily generated from its loan sale activity. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans. The gross servicing fee paid to the Bank for loans it services for others is generally 25 to 50 basis points of the interest paid on the loan. The Bank currently does not purchase servicing rights related to mortgage loans originated by other institutions. At December 31, 1997 the Bank was servicing $93.0 million of loans for others and for the year ended December 31, 1997, the Bank's servicing fees totalled $205,000.

     Delinquencies and Classified Assets. Management and the Board of Directors perform a monthly review of all delinquent loans. The procedures taken by the Bank with respect to delinquencies vary depending on the nature of the loan and period of delinquency. The Bank generally requires that delinquent mortgage loans be reviewed and that a delinquency notice be mailed no later than the 10th day of delinquency and a late charge is assessed after 20 days for mortgage loans and 10 days after the due date for consumer loans. The Bank's policies provide that telephone contact will be attempted to ascertain the reasons for delinquency and the prospects of repayment. When contact is made with the borrower at any time prior to foreclosure, the Bank will attempt to obtain full payment or work out a repayment schedule with the borrower to avoid foreclosure. It is the Bank's general policy to discontinue accruing interest on all loans which are past due 90 days where the principal and accrued interest amount to over 90% of the net realizable value of the collateral. Property acquired by the Bank as a result of foreclosure on a mortgage loans is classified as "real estate owned" and is recorded at the lower of the unpaid principal balance and accrued interest or fair value less costs to sell at the date of acquisition and thereafter. Upon foreclosure, it is the Bank's policy to require an appraisal of the property and, thereafter, appraisal of the property on an as-needed basis. At December 31, 1997, the Bank had $605,000 in foreclosed real estate.

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

     A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can order the establishment of additional general or specific loss allowances. The OTS, in conjunction with the other federal banking agencies, adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of adequate allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management has analyzed all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management has established acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. As a result of the declines in local and regional real estate market values and the significant losses experienced by many financial institutions, there has been a greater level of scrutiny by regulatory authorities of the loan portfolios of financial institutions undertaken as part of the examination of institutions by the OTS and the FDIC. While the Bank believes that it has established an adequate allowance for loan losses, there can be no assurance that regulators, in reviewing the Bank's loan portfolio, will not request the Bank to materially increase at that time its allowance for loan losses, thereby negatively affecting the Bank's financial condition and earnings at that time. Although management believes that adequate specific and general loan loss allowances have been established, actual losses are dependent upon future events and, as such, further additions to the level of specific and general loan loss allowances may become necessary.

     The Bank's senior management reviews and classifies the Bank's loans on a quarterly basis and reports the results of its review to the Board of Directors. The Bank classifies loans in accordance with the management guidelines described above. At December 31, 1997, the Bank had no assets designated as Special Mention, Doubtful or Loss and $1,538,000, and of assets classified as Substandard. Assets classified as Substandard consisted of 15 one- to four-family loans with an aggregate outstanding balance of $1,464,900 and 3 commercial asset-based loan with an aggregate outstanding balance of $33,700 and 4 consumer and other loans with an aggregate outstanding balance of $39,400.

     The following table sets forth delinquencies in the Bank's loan portfolio as of the dates indicated:


                                              AT DECEMBER 31, 1997                            AT DECEMBER 31, 1996
                                        -----------------------------------        ------------------------------------------
                                           60-89 DAYS       90 DAYS OR MORE        60-89 DAYS               90 DAYS OR MORE
                                        -----------------    ---------------        ----------               ---------------
                                                PRINCIPAL             PRINCIPAL              PRINCIPAL               PRINCIPAL
                                       NUMBER   BALANCE      NUMBER    BALANCE      NUMBER    BALANCE      NUMBER    BALANCE
                                      OF LOANS  OF LOANS    OF LOANS   OF LOANS    OF LOANS   OF LOANS    OF LOANS   OF LOANS
                                      --------  --------    --------   --------    --------   --------    --------   --------
                                                                 (DOLLARS IN THOUSANDS)
One- to four-family.................      8       $497         9        $782          3         $279         8         $500
Multi-family........................     --        --         --         --          --          --         --          --
Commercial real estate..............     --        --         --         --          --          --         --          --
Construction and land...............     --        --         --         --          --          --         --          --
Commercial..........................     --        --          3          34          2            5         1           14
Consumer and other loans............      7         63        11         132          5           54        16           53
                                         ---      -----      ----      ------        ----       -----      ----        -----
     Total..........................     15       $560        23         948         10         $338        25         $567
                                         ---      -----      ----      ------        ----       -----      ----        -----
                                         ---      -----      ----      ------        ----       -----      ----        -----
Delinquent loans to total loans, net                                    0.41%                                          0.27%



                                              AT DECEMBER 31, 1995
                                      ------------------------------------
                                         60-89 DAYS        90 DAYS OR MORE
                                      -----------------   -----------------
                                                PRINCIPAL          PRINCIPAL
                                       NUMBER   BALANCE   NUMBER   BALANCE
                                      OF LOANS  OF LOANS  OF LOANS OF LOANS
                                      --------  -------   -------  --------
One- to four-family.................         5      304        16       610
Multi-family........................        --       --        --        --
Commercial  real estate.............        --       --         1       100
Construction and land...............        --       --        --        --
Commercial..........................        --       --        --        --
Consumer and other loans............        12       98        37       238
                                           ---      ---       ---       ---
     Total..........................        17      402        54       948
                                           ---      ---       ---       ---
                                           ---      ---       ---       ---
Delinquent loans to total loans, net                                   0.50%


     Non-Performing Assets and Restructured Loans. The following table sets forth information regarding non-accrual loans, restructured loans and REO. At December 31, 1997, the Bank had two restructured loans totalling $341,000, one of which consisted of a 50 percent participation in an office building located in New Mexico and the other a commercial office building in Bloomington, Illinois. It is the policy of the Bank to cease accruing interest on loans 90 days or more past due where the principal and accrued interest amounts to over 90% of the net realizable value of the collateral and charge off all accrued interest at the time of foreclosure with respect to mortgage loans, and after 120 days with respect to consumer loans. For the years ended December 31, 1997, 1996, 1995, 1994 and 1993, the amount of additional interest income that would have been recognized on non-accrual loans if such loans had continued to perform in accordance with their contractual terms was $47,000, $11,000, $26,000, $30,000 and $19,000, respectively.



                                                                       AT DECEMBER 31,
                                               -----------------------------------------------------------------------
                                                  1997           1996            1995           1994          1993
                                               -----------    -----------     ----------     ----------    -----------
                                                                         (DOLLARS IN THOUSANDS)

Non-accrual loans:
  Mortgage loans:
    One- to four-family.................       $   647        $   133           $178        $   209        $   225
    Multi-family........................             0              0              0             --             --
    Commercial real estate..............             0              0              0             --             --
  Construction and land.................             0              0              0             40             --
  Commercial ...........................             0             14              0             --             71
  Consumer and other loans..............            56             51            133             81            106
                                                ------         ------           ----        -------        -------
    Total non-accrual loans.............           737            198            311            330            402

Loans contractually past due 90 days or
  more, other than non-accruing.........           211            369            637            209            326
                                                ------         ------           ----        -------        -------
    Total non-performing loans..........           948            567            948            539            728
Real estate owned, net(1)...............           605            697             --             39            197
                                                ------         ------           ----        -------        -------
    Total non-performing assets.........        $1,553         $1,264           $948        $   578        $   925
                                                ------         ------           ----        -------        -------
                                                ------         ------           ----        -------        -------
Restructured loans(2)...................        $  341         $  463           $364        $   375        $   400
                                                ------         ------           ----        -------        -------
                                                ------         ------           ----        -------        -------
Allowance for estimated loan
  losses as a percent of loans receivable(3)      0.36%         0.24%           0.22%          0.20%          0.25%
Allowance for estimated loan losses as
   a percent of non-performing loans(4).         88.61         90.30           43.46          65.49          53.30
Non-performing loans as a percent
   of loans receivable(3)(4)............          0.41          0.27            0.50           0.30           0.46
Non-performing assets as
  a percent of total assets(5)..........          0.57          0.48            0.41           0.25           0.40

----------

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

(5)      Non-performing assets consist of non-performing loans and REO.


     Allowance for Loan Losses. The Bank's allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risks inherent in its loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and estimable based on information currently known to management. The allowance is based upon a number of factors, including current economic conditions, actual loss experience and industry trends. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank's allowance for loan losses. Such agencies may require the Bank to make additional provisions for estimated loan losses based upon judgments different from those of management. As of December 31, 1997, the Bank's allowance for loan losses was $840,000, or 0.36%, of total loans and 88.61% of non-performing loans as compared to $512,000, or 0.24%, of total loans and 90.30% of non-performing loans as of December 31, 1996. The Bank had total non-performing loans of $948,000 and $567,000 at December 31, 1997 and December 31, 1996, respectively and non- performing loans to total loans of .41% and 0.27%, respectively. The
Bank will continue to monitor and modify its allowances for loan losses as conditions dictate. While management believes that, based on information currently available, the Bank's allowance for loan losses is sufficient to cover losses inherent in its loan portfolio at this time, no assurances can be given that the Bank's level of allowance for loan losses will be sufficient to cover future loan losses incurred by the Bank or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. Management may in the future increase its level of loan loss allowances as a percentage of total loans and non-performing loans in the event it increases the level of multi-family, commercial real estate, commercial, construction and land and consumer lending as a percentage of its total loan portfolio.

     The following table sets forth activity in the Bank's allowance for loan losses for the periods set forth in the following table.


                                                           AT OR FOR THE YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------------------------------
                                             1997            1996           1995            1994           1993
                                          -----------     ----------     ----------      ----------     ----------
                                                                       (IN THOUSANDS)

Balance at beginning of period.........          $512           $412           $353            $388           $449
Provision .............................           516            167            123              81            211
Charge-offs:
    One- to four-family................          (106)           (47)           (59)            (29)            --
    Multi-family.......................            --             --             --              --           (262)
    Commercial.........................            --             --             --             (50)            --
    Commercial real estate.............           (50)            --             --              (3)            (4)
    Construction and land..............            --             --             --              --             --
    Consumer...........................           (32)           (20)            (5)            (34)            (6)
                                              -------        -------        -------        --------       --------
       Net charge-offs.................          (188)           (67)           (64)           (116)          (272)
                                              -------        -------        -------        --------       --------
Balance at end of period...............          $840           $512           $412            $353           $388
                                              -------        -------        -------        --------       --------
                                              -------        -------        -------        --------       --------
Net charge-off as a percent of
average loans (net)....................          0.08%          0.03%          0.04%           0.07%          0.17%
                                              -------        -------        -------        --------       --------
                                              -------        -------        -------        --------       --------

     The following tables set forth the Bank's percent of allowance for loan losses to total allowance for loan losses and the percent of loans to total loans in each of the categories listed at the dates indicated.


                                                               AT DECEMBER 31,
                           --------------------------------------------------------------------------------------------------
                                        1997                        1996                             1995
                           --------------------------------  -------------------------------  -------------------------------
                                                   PERCENT                          PERCENT                         PERCENT
                                                   OF LOANS                         OF LOANS                        OF LOANS
                                      PERCENT OF   IN EACH             PERCENT OF   IN EACH            PERCENT OF   IN EACH
                                       ALLOWANCE   CATEGORY            ALLOWANCE    CATEGORY            ALLOWANCE   CATEGORY
                                       TO TOTAL    TO TOTAL            TO TOTAL     TO TOTAL            TO TOTAL     TO TOTAL
                              AMOUNT   ALLOWANCE   LOANS(1)   AMOUNT   ALLOWANCE    LOANS(1)   AMOUNT   ALLOWANCE    LOANS(1)
                             --------  ---------   --------  -------  ---------     --------  -------- ---------    ---------
                                                           (DOLLARS IN THOUSANDS)
Mortgage loans:
    One- to four-family..     $332      39.52%    65.66%      $170      33.21%       75.17%     $150    36.41%       73.87%
    Multi-family.........       61       7.26      4.84         52      10.16         5.82        32     7.77         5.46
    Commercial real
         estate..........      116      13.81     10.69         36       7.03         4.15        28     6.80         4.52
    Construction
         and land........       40       4.76      6.62         46       8.98         5.80        16     3.88         6.44
Commercial...............      213      25.36      7.04         68      13.28         3.75        56    13.59         3.58
Consumer and
     other loans.........       78       9.29      5.15        140      27.34         5.31       130    31.55         6.11
    Total allowance
                              ----     ------    ------       ----     ------       ------      ----   ------       ------
      for loan losses....     $840     100.00%   100.00%      $512     100.00%      100.00%     $412   100.00%      100.00%
                              ----     ------    ------       ----     ------       ------      ----   ------       ------
                              ----     ------    ------       ----     ------       ------      ----   ------       ------


                                                 AT DECEMBER 31,
                          ---------------------------------------------------------------
                                        1994                          1993
                          ------------------------------   ------------------------------
                                                 PERCENT                         PERCENT
                                                 OF LOANS                        OF LOANS
                                    PERCENT OF   IN EACH            PERCENT OF   IN EACH
                                    ALLOWANCE    CATEGORY            ALLOWANCE   CATEGORY
                                    TO TOTAL     TO TOTAL            TO TOTAL     TO TOTAL
                           AMOUNT   ALLOWANCE    LOANS(1)   AMOUNT   ALLOWANCE    LOANS(1)
                           ------   ---------    --------   ------   ---------    --------
                                            (DOLLARS IN THOUSANDS)
Mortgage loans:
    One- to four-family..     $102     28.90%    78.07%     $125       32.22%      75.38%
    Multi-family.........       20      5.67      5.44        28        7.22        7.32
    Commercial real
         estate..........       22      6.23      4.37        24        6.19        5.69
    Construction
         and land........       24      6.80      2.86        16        4.12        2.64
Commercial...............       69     19.55      2.24        57       14.69        2.00
Consumer and
     other loans.........      116     32.85      7.02       138       35.56        6.97
                               ---     -----      ----       ---     --------     -------
    Total allowance
      for loan losses....     $353    100.00%   100.00%     $388      100.00%     100.00%
                               ---     -----      ----       ---     --------     -------
                               ---     -----      ----       ---     --------     -------

----------

(1) The deferred premium on sale of loans of $33,000, $34,000, $39,000, $62,000 and $81,000 has been netted with one- to four-family mortgage loans in computing percent of loans to total loans.

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

     The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring a bank's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. At December 31, 1997, the Company's one-year gap position, the difference between the amount of interest-earning assets maturing or repricing within one year and interest-bearing liabilities maturing or repricing within one year, was negative 5.74%. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, an institution with a negative gap position would be in a worse position to invest in higher yielding assets which, consequently, may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets than if it had a positive gap. During a period of falling interest rates, an institution with a negative gap would tend to have its interest-bearing liabilities repricing downward at a faster rate than its interest-earning assets as compared to an institution with a positive gap which, consequently, may tend to positively affect the growth of its net interest income.

     The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities outstanding at December 31, 1997, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown (the "GAP Table"). Except as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of the projected repricing of assets and liabilities at December 31, 1997, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within a three month period and subsequent selected time intervals. Annual prepayment rates for adjustable-rate and fixed-rate loans are assumed to be 4.5% and 9.5%, respectively. Annual prepayment rates for mortgage-backed securities are assumed to be 4.5% and 7.5%, respectively. Money market deposit accounts are assumed to be immediately rate-sensitive, while passbook accounts and negotiable order or withdrawal ("NOW") accounts are assumed to have decay rates of 12% annually.




                                                                AT DECEMBER 31, 1997
                                ------------------------------------------------------------------------------------
                                                         MORE THAN
                                             MORE THAN   6 MONTHS    MORE THAN   MORE THAN    MORE THAN    MORE THAN
                                3 MONTHS     3 MONTHS      TO       1 YEAR TO   2 YEARS TO   3 YEARS TO   4 YEARS TO
                                 OR LESS     6 MONTHS    1 YEAR      2 YEARS     3 YEARS       4 YEARS     5 YEARS
                                ---------   ----------  ----------  ----------   ---------   ----------  -----------
                                                               (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
   Short-term deposits.........    $3,317   $        0  $        0  $        0   $       0   $        0     $      0
   Investment securities.......     1,002            0           0       1,246           0        1,966        1,007
   Loans receivable............    27,135       27,959      37,713      57,975      15,137        8,548        9,486
   Mortgage-backed securities..       342          336         395       1,076         985          903          828
   FHLB stock..................     2,453            0           0           0           0            0            0
                                  -------    ---------   ---------   ---------   ---------   ----------     --------
     Total                        $34,249      $28,295     $38,108     $60,297     $16,122      $11,417      $11,321
                                  -------    ---------   ---------   ---------   ---------   ----------     --------
                                  -------    ---------   ---------   ---------   ---------   ----------     --------

INTEREST-BEARING LIABILITIES:
   Money market savings........     8,961            0           0           0           0            0            0
   Passbook accounts...........       503          488         946       1,778       1,565        1,377        1,211
   NOW accounts................       459          445         863       1,623       1,428        1,257        1,106
   Certificate accounts........    22,424       20,445      53,702      35,624      12,357        2,631        1,145
                                   ------       ------      ------      ------     -------     --------      -------
                                   32,347       21,378      55,511      39,025      15,350        5,265        3,462

FHLB advances..................     4,200            0       2,000       9,000       8,000            0        7,969
                                  -------   ----------     -------      ------     -------      -------      -------
     Total.....................   $36,547      $21,378     $57,511     $48,025     $23,350       $5,265      $11,431
                                  -------    ---------   ---------   ---------   ---------   ----------     --------
                                  -------    ---------   ---------   ---------   ---------   ----------     --------

Assets minus liabilities.......    (2,298)       6,917     (19,403)     12,272      (7,228)       6,152         (110)
Cumulative interest-rate
  sensitivity gap..............    (2,298)       4,619     (14,784)     (2,512)     (9,740)      (3,588)      (3,698)
Cumulative interest-rate gap
  as a percent of total assets.     (0.84)%       1.69%      (5.40)%     (0.92)%     (3.56)%      (1.31)%      (1.35)%
Cumulative interest-rate gap a
  percent of total
  interest-earning assets......     (0.89)%       1.79%      (5.74)%     (0.97)%     (3.78)%      (1.39)%      (1.43)%
Cumulative interest-earning assets
  as a percent of cumulative
  interest-bearing liabilities.     93.71%      107.97%      87.19%      98.46%      94.79%       98.13%       98.18%



                                 AT DECEMBER 31, 1997
                                ----------------------
                                MORE THAN      TOTAL
                                 5 YEARS      AMOUNT
                                ---------   ----------

INTEREST-EARNING ASSETS:
   Short-term deposits.........  $        0      $ 3,317
   Investment securities.......          46        5,267
   Loans receivable............      48,749      232,702
   Mortgage-backed securities..       9,170       14,035
   FHLB stock..................           0        2,453
                                 ----------     --------
     Total                          $57,964     $257,773
                                 ----------     --------
                                 ----------     --------

INTEREST-BEARING LIABILITIES:
   Money market savings........           0        8,961
   Passbook accounts...........       8,887       16,755
   NOW accounts................       8,109       15,290
   Certificate accounts........         349      148,677
                                    -------      -------
                                     17,345      189,683

FHLB advances..................       2,775       33,944
                                    -------      -------
     Total.....................     $20,120     $223,627
                                    -------     ---------
                                    -------     ---------
Assets minus liabilities.......      37,844
Cumulative interest-rate
  sensitivity gap..............      34,146
Cumulative interest-rate gap
  as a percent of total assets.       12.48%
Cumulative interest-rate gap a
  percent of total
  interest-earning assets......       13.25%
Cumulative interest-earning assets
  as a percent of cumulative
  interest-bearing liabilities.      115.27%


----------
(1) Includes total loans net of non-performing loans and the allowance for loan losses.


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

     Net Portfolio Value. The Bank's interest rate sensitivity is monitored by management through the use of the net portfolio value model produced by the OTS which generates estimates of the change in the Bank's net portfolio value ("NPV") over a range of interest rate scenarios. NPV is the present value of expected cash flows from assets, liabilities, and off-balance sheet contracts. The NPV ratio, under any interest rate scenario, is defined as the NPV in that scenario divided by the market value of assets in the same scenario. The OTS produces such estimates utilizing its own model, based upon data submitted on the Bank's quarterly Thrift Financial Reports on a quarterly basis. The OTS' model assumes estimated loan prepayment rates, reinvestment rates and deposit decay rates. The following table sets forth the Bank's NPV as of December 31, 1997, as calculated by the OTS.


                                                                                            NPV AS % OF PORTFOLIO
                                            NET PORTFOLIO VALUE                                VALUE OF ASSETS
                               ------------------------------------------------   --------------------------------
          CHANGE IN
       INTEREST RATES
       IN BASIS POINTS                                                   %
        (RATE SHOCK)                AMOUNT          $ CHANGE          CHANGE         NPV RATIO        CHANGE (1)
-----------------------------    ---------------   -------------    -------------   -------------    ---------------
                                                              (DOLLARS IN THOUSANDS)
            400.............         24,752         (11,814)             (32)%             9.58%           (355)
            300.............         28,396          (8,170)             (22)%            10.76%           (237)
            200.............         31,770          (4,796)             (13)%            11.80%           (134)
            100.............         34,615          (1,951)              (5)%            12.62%            (51)
            0...............         36,566                                               13.13%
            (100)...........         37,403             837                2%             13.28%             15
            (200)...........         37,036             470                1%             13.06%             (7)
            (300)...........         36,727             161                0%             12.86%            (27)
            (400)...........         37,246             680                2%             12.91%            (22)

---------------------

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

REAL ESTATE OWNED

     At December 31, 1997, the Bank had $605,000 of foreclosed real estate. When the Bank acquires property through foreclosure or deed in lieu of foreclosure, it is initially recorded at the lower of the recorded investment in the corresponding loan or the fair value of the related assets at the date of foreclosure, less costs to sell. Thereafter, if there is a further deterioration in value, the Bank provides for a specific valuation allowance and charges operations for the diminution in value. It is the policy of the Bank to have obtained an appraisal on all real estate subject to foreclosure proceedings prior to the time of foreclosure. It is the Bank's policy to require appraisals on an as needed basis on foreclosed properties.

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

     The investment policy of the Bank, as approved by the Board of Directors, requires management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk. Generally, the Bank's investment policy is more restrictive than the OTS regulations allow and, accordingly, the Bank has invested primarily in U.S. Government and Agency securities, corporate and mortgage-backed securities, short-term money market instruments, FDIC insured certificates of deposit with maturities not to exceed 90 days, mutual funds which qualify as liquid assets under the OTS regulations, federal funds and U.S. government sponsored agency issued mortgage-backed securities. SFAS 115 requires the Bank to designate its securities as held to maturity, available for sale or held for trading. The Bank does not currently maintain a portfolio of securities categorized as held for trading. The Bank's investment securities generally consist of U.S. Treasury securities, U.S. Agency obligations and mortgage-backed and mortgage-related securities. The Bank's mortgage-backed securities consist of pass through certificates representing interests in pools of fixed and adjustable rate mortgage loans issued or guaranteed by FNMA, FHLMC or GNMA. At December 31, 1997, the Bank's portfolio of investment and mortgage-backed securities totaled $19.3 million, all of which was categorized as available for sale. In accordance with the Special Report of the FASB regarding SFAS 115, on December 31, 1995, the Bank transferred all of its CMOs included in its held to maturity portfolio which, at such date, had a carrying value and market value of $595,000 and $583,000, respectively, to its available for sale portfolio.

     In recent periods, the Bank has primarily invested in securities in order to maintain liquid assets for its operations and as a means of utilizing its excess funding not necessary for loan originations. The Bank has also decreased its level of investments in investment securities and mortgage-backed securities from $29.4 million at December 31, 1996, to $19.3 million at December 31, 1997. The Board of Directors reviews all of the activity in the investment portfolio on a monthly basis.

     At December 31, 1997, the Bank had $14.0 million in mortgage-backed securities, or 5.1% of total assets, which were guaranteed by GNMA or insured by either FNMA or FHLMC. Of the $14.0 million, $7.2 million had adjustable interest rates, most of which were subject to maximum annual rate adjustments up to a maximum interest rate of 10.83% to 14.75%. Investments in mortgage-backed securities involve a risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby reducing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates. All of the Bank's investment in mortgage-backed securities at December 31, 1997 were available for sale.

     The following table sets forth the composition of the Bank's investment and mortgage securities portfolios in dollar amounts and in percentages at the dates indicated:


                                                                                     AT DECEMBER 31,
                                         -------------------------------------------------------------------------------
                                                   1997                        1996                       1995
                                         ------------------------    ------------------------   ------------------------
                                                        PERCENT                     PERCENT                    PERCENT
                                           AMOUNT       OF TOTAL      AMOUNT       OF TOTAL       AMOUNT      OF TOTAL
                                         -----------   ----------    ---------    -----------   ----------   -----------
                                                                      (DOLLARS IN THOUSANDS)
Investment securities:
     U.S. Treasuries..................... $       --           --%     $    --             --%      $3,994         52.62%
     Federal agencies....................      4,219        80.10        5,188          82.93        2,014         26.53
     Marketable equitable securities.....      1,002        19.00        1,000          15.98        1,000         13.18
     CMOs................................         46         0.90           68           1.09          582          7.67
                                         -----------      -------     --------        -------      -------       -------
         Total investment securities.....   $  5,267       100.00%      $6,256         100.00%      $7,590        100.00%
                                         -----------      -------     --------        -------      -------       -------
                                         -----------      -------     --------        -------      -------       -------

     Investment securities available
        for sale.........................   $  5,267                    $5,256                      $1,598

     Investment securities held
        to maturity......                         --                     1,000                       5,992
                                         -----------                  --------                     -------
         Total investment securities.....   $  5,267                    $6,256                      $7,590
                                         -----------                  --------                     -------
                                         -----------                  --------                     -------

Mortgage-backed securities:
     FHLMC...............................   $  5,430        38.69%     $11,050          47.80%      $7,254         41.96%
     GNMA................................      1,455        10.37        2,488          10.77        3,035         17.55
     FNMA................................      7,150        50.94        9,577          41.43        7,000         40.49
                                         -----------      -------     --------        -------      -------       -------
       Total mortgage-backed securities..    $14,035       100.00%     $23,115         100.00%     $17,289        100.00%
                                         -----------      -------     --------        -------      -------
                                         -----------      -------     --------        -------      -------


Mortgage-backed securities available
    for sale.............................    $14,035                   $23,115                     $17,289
Mortgage-backed securities held to
    maturity.............................         --                        --                          --
                                         -----------                  --------                     -------
     Total mortgage-backed securities....    $14,035                   $23,115                     $17,289
                                         -----------                  --------                     -------
                                         -----------                  --------                     -------


     The following table sets forth the Bank's securities activities for the periods indicated:


                                                                                 FOR THE YEAR
                                                                              ENDED DECEMBER 31,
                                                                  1997               1996               1995
                                                            -----------------   ---------------   ----------------
                                                                              (IN THOUSANDS)
Beginning balance .......................................         $29,371           $24,879            $38,255

Purchases of securities available for sale...............           1,992            19,841              1,000

Purchases of securities held to maturity.................              --                --              3,474
Less:
Proceeds from maturities and principal
  paydowns on securities available for sale..............          (5,342)           (4,015)            (7,017)
Proceeds from sales of securities
  available for sale.....................................          (5,996)           (6,044)            (5,152)
Proceeds from maturities and principal
  paydowns on securities held to maturity................          (1,000)           (5,000)            (7,028)
Net gain (loss) on sale of securities....................               4               (15)               (18)
Amortization of premium .................................             (52)              (61)               (31)
Change in net unrealized gain (loss)
 on securities available for sale........................             325              (214)             1,396
                                                                 --------          --------           --------
Ending balance...........................................         $19,302           $29,371            $24,879
                                                                 --------          --------           --------
                                                                 --------          --------           --------

     The following table sets forth certain information regarding the carrying and market values of the Bank's investment and mortgage-backed securities, at the dates indicated:


                                                                                    AT DECEMBER 31,
                                                   ---------------------------------------------------------------------------------
                                                             1997                         1996                        1995
                                                   -------------------------   --------------------------   ------------------------
                                                    CARRYING       MARKET        CARRYING       MARKET       CARRYING      MARKET
                                                      VALUE         VALUE         VALUE          VALUE         VALUE        VALUE
                                                   -----------   -----------   ------------   -----------   -----------  -----------
                                                                                   (IN THOUSANDS)
Available for sale:
   U.S. Government and agency...................      $  4,219      $  4,219       $  4,188      $  4,188     $      15   $       15
   CMOs.........................................            46            46             68            68           582          582
   Marketable equity securities.................         1,002         1,002          1,000         1,000         1,000        1,000
   Mortgage-backed securities:
     FHLMC......................................         5,430         5,430         11,050        11,050         7,254        7,254
     GNMA.......................................         1,455         1,455          2,488         2,488         3,035        3,035
     FNMA.......................................         7,150         7,150          9,577         9,577         7,000        7,000
                                                      --------     ---------        -------       -------       -------      -------
       Total mortgage-backed securities
            available for sale..................        14,035        14,035         23,115        23,115        17,289       17,289
                                                      --------      --------       --------      --------       -------      -------
       Total investments and
            mortgage-backed securities
            available for sale..................        19,302        19,302         28,371        28,371        18,886       18,886
                                                      --------      --------       --------      --------       -------       ------
Held to maturity:
   U.S. Government and agency...................            --            --          1,000           991         5,992        5,999
   CMOs.........................................            --            --             --            --            --           --
   Mortgage-backed securities:
     FHLMC......................................            --            --             --            --            --           --
                                                   -----------   -----------      ---------     ---------     ---------    ---------
       Total held to maturity...................            --            --          1,000           991         5,992        5,999
                                                   ------------  -----------        -------      --------       -------      -------
       Total investment securities..............       $19,302       $19,302        $29,371       $29,362       $24,878      $24,885
                                                   ------------  -----------        -------      --------       -------      -------
                                                   ------------  -----------        -------      --------       -------      -------

     The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Bank's investment securities and mortgage-backed securities as of December 31, 1997.


                                                                   AT DECEMBER 31, 1997
                                         -------------------------------------------------------------------------
                                                                       MORE THAN ONE            MORE THAN FIVE
                                           ONE YEAR OR LESS         YEAR TO FIVE YEARS        YEARS TO TEN YEARS
                                         --------------------      ---------------------     ---------------------
                                                      WEIGHTED                  WEIGHTED                  WEIGHTED
                                         CARRYING      AVERAGE     CARRYING     AVERAGE      CARRYING     AVERAGE
                                           VALUE        YIELD       VALUE        YIELD        VALUE        YIELD
                                         -----------   ---------   ----------   ----------   ----------   --------
                                                                  (DOLLARS IN THOUSANDS)
Available for sale:
U.S. government and agency...........     $      --      -- %         $4,219      6.22%         $   --       -- %
Marketable equity securities.........         1,002     5.86              --       --               --       --
CMOs.................................            46     6.63              --       --               --       --
Mortgage-backed securities:
    FHLMC............................           133     8.11              --       --            1,711      6.76
    GNMA.............................            --                       --       --            1,138      6.72
    FNMA.............................            31     8.72              --       --               --       --
                                           --------                  -------                 ---------
    Total mortgage-backed............           164      --               --                        --
                                           --------                  -------                 ---------
    Total Investment Securities......        $1,212                   $4,219                    $2,849
                                           --------                  -------                 ---------
                                           --------                  -------                 ---------


There were no held to maturity securities at December 31, 1997.



                                                      AT DECEMBER 31, 1997
                                        -------------------------------------------------
                                          MORE THAN TEN YEARS              TOTAL
                                        -----------------------    ----------------------
                                                      WEIGHTED                  WEIGHTED
                                         CARRYING      AVERAGE     CARRYING     AVERAGE
                                           VALUE        YIELD       VALUE        YIELD
                                        -----------   ---------   ----------   ----------
                                                     (DOLLARS IN THOUSANDS)
Available for sale:
U.S. government and agency...........       $    --      -- %        $ 4,219     6.22%
Marketable equity securities.........            --      --            1,002     5.86
CMOs.................................            --      --               46     6.63
Mortgage-backed securities:
    FHLMC............................         3,586     6.41           5,430     6.56
    GNMA.............................           317     7.33           1,455     6.85
    FNMA.............................         7,119     6.16           7,150     6.17
                                          ---------                  -------
    Total mortgage-backed............        11,022                   14,035     6.39
                                           --------                   ------
    Total investment securities......       $11,022                  $19,302
                                          ---------                  -------
                                          ---------                  -------

There were no held to maturity securities at December 31, 1997.

SOURCES OF FUNDS

     General. Deposits, repayments and prepayments of loans and securities, proceeds from sales of loans and securities, cash flows generated from operations and FHLB advances are the primary sources of the Bank's funds for use in lending, investing and for other general purposes.

     Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposit accounts consist of savings, NOW accounts, checking accounts, money market accounts and certificate accounts. The Bank also offers certificate of deposit accounts with balances in excess of $100,000 at negotiated rates (jumbo certificates) and Individual Retirement Accounts ("IRAs"). For the year ended December 31, 1997, the average balance of core deposits (savings, NOW, money market and non-interest-bearing checking accounts) totaled $49.5 million, or 25.0%, of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. The Bank uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its market area. While certificate accounts in excess of $100,000 are accepted by the Bank, the Bank does not actively solicit such deposits nor does the Bank currently use brokers to obtain deposits. The Bank has attempted to increase its deposit customer base and decrease in its level of dependency on certificate accounts by offering interest free checking accounts without minimum balance requirements. The Bank has experienced a decline in deposits, from an average balance of $206.7 million for 1996 to an average balance of $198.4 million for the year ended December 31, 1997. Consistent with management's operating strategy of controlling the asset size of the Bank to a level sustainable by the capital level of the Bank, the decrease in deposits has resulted from management not attempting to aggressively price deposits to maintain or increase its level of deposits as a source of funding

     The following table presents the deposit activity of the Bank for the periods indicated:


                                                  FOR THE YEAR ENDED DECEMBER 31,
                                        --------------------------------------------------
                                             1997             1996              1995
                                         ------------     -------------     --------------
                                                         (IN THOUSANDS)
Net withdrawals..........................    $(11,024)      $(16,381)          $(5,956)
Interest credited on deposit accounts....       7,532          8,642             6,562
                                            ----------       -------          --------
Total increase (decrease) in deposit
accounts.................................   $  (3,492)       $(7,739)             $606
                                            ----------       -------          --------
                                            ----------       -------          --------


     At December 31, 1997, the Bank had $15.4 million in certificate accounts in amounts of $100,000 or more.

     The following table sets forth the distribution of the Bank's average deposit accounts for the periods indicated and the weighted average nominal interest rates on each category of deposits presented. Averages for the periods presented utilize average month-end balances.

                                                         FOR THE YEAR ENDED DECEMBER 31,
                               -----------------------------------------------------------------------------------
                                          1997                        1996                        1995
                               -------------------------- ---------------------------- ---------------------------
                                         PERCENT  WEIGHTED           PERCENT   WEIGHTED           PERCENT   WEIGHTED
                                         OF TOTAL AVERAGE           OF TOTAL   AVERAGE            OF TOTAL  AVERAGE
                                AVERAGE  AVERAGE  NOMINAL  AVERAGE   AVERAGE   NOMINAL   AVERAGE  AVERAGE   NOMINAL
                                BALANCE  DEPOSITS  YIELD   BALANCE   DEPOSITS   YIELD    BALANCE  DEPOSITS  YIELD
                               --------- ------- -------- --------- --------  -------- --------- -------- --------
                                                             (DOLLARS IN THOUSANDS)
Money market accounts.........  $9,703     4.89%  2.92%     $10,440   5.05%     3.04%    10,127     4.84%    2.89%
Passbook accounts.............  16,921     8.53   2.53       18,163   8.79      2.53     18,342     8.77     2.50
NOW accounts..................  14,930     7.53   2.02       14,534   7.03      2.02     16,318     7.81     2.02
Non-interest-bearing accounts.   7,993     4.03    --         7,580   3.67        --      5,906     2.83       --
                                ------    -----              ------  -----               ------    -----
     Total....................  49,547    24.98              50,717  24.54               50,693    24.25
                                ------    -----              ------  -----               ------    -----

Certificate accounts:
   Less than six months.......   1,099      .55   4.39        1,268    0.61     4.27      3,983     1.91     4.36
   Six through 12 months......  60,864    30.68   5.44       51,923   25.13     5.47     54,136    25.90     5.63
   Over 12 through 24 months..  39,711    20.02   5.93       36,260   17.55     6.04     37,640    18.01     6.19
   Over 24 months.............  47,138    23.77   6.31       66,486   32.17     6.06     62,569    29.93     6.61
                               -------   ------             -------  ------             -------   ------
   Total certificate accounts  148,812    75.02             155,937   75.46             158,328    75.75
                               -------   ------             -------  ------             -------   ------
Total average deposits........ 198,359   100.00%           $206,654  100.00%           $209,021   100.00%
                               -------   ------             -------  ------             -------   ------
                               -------   ------             -------  ------             -------   ------

     The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1997.




                                                 PERIOD TO MATURITY FROM DECEMBER 31, 1997
                          ----------------------------------------------------------------------------------------
                            LESS THAN      ONE TO         TWO TO         THREE TO        FOUR TO        MORE THAN
                             ONE YEAR     TWO YEARS     THREE YEARS     FOUR YEARS      FIVE YEARS      FIVE YEARS
                            ----------   -----------   -------------   ------------   --------------  --------------
                                                               (IN THOUSANDS)
Certificate accounts:
   0 to 4.00%..........           79            84              23             --               26             249
   4.01 to 6.00%.......       76,658        21,988           2,436            971              550              --
   6.01 to 8.00%.......       18,185        13,367           9,078            734              569             100
   8.01 to 10.00%......        1,649           185             820            926               --              --
                               -----           ---             ---            ---           ------          ------

       Total...........      $96,571       $35,624         $12,357         $2,631           $1,145            $349
                             -------       -------         -------         ------           ------            ----
                             -------       -------         -------         ------           ------            ----


                                      AT DECEMBER 31,
                          ----------------------------------------
                             1997         1996           1995
                          ----------   -----------   -------------
                                       (IN THOUSANDS)
Certificate accounts:
0 to 4.00%.............   $      461    $      330         $ 2,179
4.01 to 6.00%..........      102,603       111,729          93,144
6.01 to 8.00%..........       42,033        36,622          60,518
8.01 to 10.00%.........        3,580         3,967           3,830
                               -----         -----           -----

   Total...............     $148,677      $152,648        $159,671
                            --------      --------        --------
                            --------      --------        --------


     Borrowings. At December 31, 1997, the Bank had $33,944,000 in outstanding advances from the FHLB. It is the policy of the Bank to utilize advances from the FHLB as an alternative to retail deposits to fund its operations and may do so in the future as part of its operating strategy. The FHLB advance was collateralized primarily by certain of the Bank's mortgage loans and mortgage-backed securities and secondarily by the Bank's investment in capital stock of the FHLB. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and the FHLB.

     The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated:


                                                             AT OR FOR THE YEAR
                                                             ENDED DECEMBER 31,
                                              -------------------------------------------------------
                                                   1997               1996                1995
                                              ---------------   ----------------   ------------------
                                                             (DOLLARS IN THOUSANDS)

FHLB advances:
   Average balance outstanding.............        $33,858             $8,099               $1,346
                                                   -------             ------               ------
                                                   -------             ------               ------
   Maximum amount outstanding at
      any month-end during the period......         46,067             19,550                3,500
                                                   -------             ------               ------
                                                   -------             ------               ------

   Balance outstanding at end of period....         33,944             16,250                   --
                                                   -------             ------               ------
                                                   -------             ------               ------

Weighted average interest rate
      during the period....................           6,09%              6.01%                5.29%
                                                   -------             ------               ------
                                                   -------             ------               ------

   Weighted average interest rate at end
       of period...........................           6.08%              5.80%                 N/A
                                                   -------             ------               ------
                                                   -------             ------               ------

SUBSIDIARY ACTIVITIES

     CSL Service Corporation ("CSL") and Fairbury Financial Service Corp. ("Fairbury Financial") are wholly-owned subsidiaries of the Bank. CSL sells tax-deferred annuities on an agency basis. Fairbury Financial is inactive.

PERSONNEL

     As of December 31, 1997, the Bank had 80 authorized full-time employee positions and 39 authorized part-time employee positions. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

                           REGULATION AND SUPERVISION

GENERAL

     The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the Office of Thrift Supervision ("OTS") under the Home Owners' Loan Act, as amended (the "HOLA"). In addition, the activities of savings institutions, such as the Bank, are governed by the HOLA and the Federal Deposit Insurance Act ("FDI Act").

     The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank is a member of the Federal Home Loan Bank ("FHLB") System and its deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

HOLDING COMPANY REGULATION

     The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As a unitary savings and loan holding company, the Company generally is not restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a qualified thrift lender ("QTL"). See "Federal Savings Institution Regulation - QTL Test." Upon any non-supervisory acquisition by the Company of another savings institution or savings bank that meets the QTL test and is deemed to be a savings institution by the OTS, the Company would become a multiple savings and loan holding company (if the acquired institution is held as a separate subsidiary) and would be subject to extensive limitations on the types of business activities in which it could engage. The HOLA limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act ("BHC Act"), subject to the prior approval of the OTS, and certain activities authorized by OTS regulation, and no multiple savings and loan holding company may acquire more than 5% the voting stock of a company engaged in impermissible activities.

     The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring more than 5% of the voting stock of another savings institution or holding company thereof, without prior written approval of the OTS or acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

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

FEDERAL SAVINGS INSTITUTION REGULATION

     Capital Requirements. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core) capital ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the CAMEL financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier I risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

     The risk-based capital standard for savings institutions requires the maintenance of Tier I (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, as assigned by the OTS capital regulation based on the risks OTS believes are inherent in the type of asset. The components of Tier I
(core) capital are equivalent to those discussed earlier. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and the allowance for loan and lease losses limited to a maximum of 1.25% of risk- weighted assets. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

     The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. A savings institution's interest rate risk is measured by the decline in the net portfolio value of its assets (i.e., the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance sheet contracts) that would result from a hypothetical 200 basis point increase or decrease in market interest rates divided by the estimated economic value of the institution's assets. In calculating its total capital under the risk-based capital rule, a savings institution whose measured interest rate risk exposure exceeds 2% must deduct an amount equal to one-half of the difference between the institution's measured interest rate risk and 2%, multiplied by the estimated economic value of the institution's assets. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. A savings institution with assets of less than $300 million and risk-based capital ratios in excess of 12% is not subject to the interest rate risk component, unless the OTS determines otherwise. For the present time, the OTS has deferred implementation of the interest rate risk component. At December 31, 1997, the Bank met each of its capital requirements and it is anticipated that the Bank will not be subject to the interest rate risk component.

     The following table presents the Bank's capital position at December 31, 1997.


                                                             EXCESS                      CAPITAL
                                                                            ---------------------------------
                         ACTUAL           REQUIRED        (DEFICIENCY)          ACTUAL           REQUIRED
                         CAPITAL           CAPITAL           AMOUNT            PERCENT            PERCENT
                    -----------------   -------------   -----------------   --------------    ---------------
                                                     (DOLLARS IN THOUSANDS)
Tangible............      $29,947        $  4,068             $25,879            11.08              1.50%
Core (Leverage).....       29,947          10,848              19,099            11.08              4.00
Risk-based..........       30,770          13,316              17,454            18.49              8.00


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

     Insurance of Deposit Accounts. Deposits of the Bank are presently insured by the SAIF. On September 30, 1996, the President signed into law the Deposit Insurance Funds Act of 1996 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF member institutions, including the Bank, to recapitalize the SAIF. The SAIF was undercapitalized due primarily to a statutory requirement that SAIF members make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. As required by the Funds Act, the FDIC imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 (the "SAIF Special Assessment"). The SAIF Special Assessment was recognized by the Bank as an expense in the quarter ended September 30, 1996 and was generally tax deductible. The SAIF Special Assessment recorded by the Bank amounted to $1.37 million on a pre-tax basis and $839,000 million on an after-tax basis.

     The Funds Act also spreads the obligations for payment of the FICO bonds across all SAIF and Bank Insurance Fund ("BIF") members. The BIF is the fund which primarily insures commercial bank deposits. Beginning on January 1, 1997, BIF deposits were assessed for a FICO payment of approximately 1.3 basis points, while SAIF deposits pay approximately 6.4 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

     As a result of the Funds Act, the FDIC voted to effectively lower SAIF assessments to 0 to 27 basis points as of January 1, 1997, a range comparable to that of BIF members. SAIF members will also continue to make the FICO payments described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis, whether the savings association charter will be eliminated or whether the BIF and SAIF will eventually be merged.

     The Bank's quarterly assessment rate for fiscal 1997 ranged from 1.58 to
1.63 basis points and the premium paid for this period was $101,000. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.

     Under the FDI Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC or the OTS. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

     Thrift Rechartering Legislation. The Funds Act provides that the BIF and SAIF will merge on January 1, 1999 if there are no more savings associations as of that date. Various proposals to eliminate the federal thrift charter, create a uniform financial institutions charter and abolish the OTS have been introduced in Congress. Some bills would require federal savings institutions to convert to a national bank or some type of state charter by a specified date under some bills, or they would automatically become national banks. Under some proposals, converted federal thrifts would generally be required to conform their activities to those permitted for the charter selected and divestiture of nonconforming assets would be required over a two year period, subject to two possible one year extensions. State chartered thrifts would become subject to the same federal regulation as applies to state commercial banks. A more recent bill passed by the House Banking Committee would allow savings institutions to continue to exercise activities being conducted when they convert to a bank regardless of whether a national bank could engage in the activity. Holding companies for savings institutions would become subject to the same regulation as holding companies that control commercial banks, with some limited grandfathering, including savings and loan holding company activities. The grandfathering would be lost under certain circumstances such as a change in control of the Company. The Bank is unable to predict whether such legislation would be enacted or the extent to which the legislation would restrict or disrupt its operations.

     Loans to One Borrower. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1997, the Bank's limit on loans to one borrower was $4.4 million. The OTS, after reviewing application from the Bank, has approved an increase in the loan to one borrower limit for four of the Bank's borrowers to 30% of the Bank's capital, which at December 31, 1997 increased their individual loan to one borrower limit to $8.8 million.
At December 31, 1997, the Bank's largest aggregate outstanding balance of loans to one borrower was $7.5 million.

     QTL Test. The HOLA requires savings institutions to meet a QTL test. Under the QTL test, a savings and loan association is either must qualify as a "domestic building and loan association" as defined in the Internal Revenue Code or required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12 month period.

     A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1997, the Bank maintained 90.41% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered "qualified thrift investments."

     Limitation on Capital Distributions. OTS regulations impose limitations upon all capital distributions by savings institutions, such as cash dividends, payments to repurchase or otherwise acquire its shares, payments to shareholders of another institution in a cash-out merger and other distributions charged against capital. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without obtaining approval of the OTS, make capital distributions during a calendar year equal to the greater of (i) 100% of its net earnings to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the excess capital over its fully phased-in capital requirements) at the beginning of the calendar year or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its regulatory requirements or the OTS notified it that it was in need of more than normal supervision, the Bank's ability to make capital distributions could be restricted. In addition, the OTS could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if the OTS determines that such distribution would constitute an unsafe or unsound practice. In December 1994, the OTS proposed amendments to its capital distribution regulation that would generally authorize the payment of capital distributions without OTS approval provided that the payment does not cause the institution to be undercapitalized within the meaning of the prompt corrective action regulation. However, institutions in a holding company structure would still have a prior notice requirement. At December 31, 1997, the Bank was a Tier 1 Bank.

     Liquidity. The Bank is required to maintain an average daily balance of specified liquid assets equal to a monthly average of not less than a specified percentage of its net withdrawable deposit accounts plus short-term borrowings. This liquidity requirement was 5% for fiscal 1997, but is subject to change from time to time by the OTS to any amount within the range of 4% to 10% depending upon economic conditions and the savings flows of member institutions. In 1997, OTS regulations also required each savings institution to maintain an average daily balance of short-term liquid assets of at least 1% of the total of its net withdrawable deposit accounts and borrowings payable in one year or less. Monetary penalties may be imposed for failure to meet these liquidity requirements. The OTS has recently lowered the liquidity requirement from 5% to 4% and eliminated the 1% short term liquid asset requirement. The Bank's liquidity ratio for December 31, 1997 was 10.4%, which exceeded the applicable requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

     Assessments. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 1997 totaled $72,000.

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

     The Bank's authority to extend credit to executive officers, directors and 10% shareholders ("insiders"), as well as entities such persons control, is governed by Sections 22(g) and 22(h) of the FRA and Regulation O thereunder. Among other things, such loans are required to be made on terms substantially the same as those offered to unaffiliated individuals and to not involve more than the normal risk of repayment. Recent legislation created an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees. Regulation O also places individual and aggregate limits on the amount of loans the Bank may make to insiders based, in part, on the Bank's capital position and requires certain board approval procedures to be followed.

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

     Standards for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") and a final rule to implement safety and soundness standards required under the FDI Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit system; credit underwriting; loan documentation; interest rate risk exposure; asset growth; asset quality; earnings; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDI Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

FEDERAL RESERVE SYSTEM

     The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally required for most of 1997 that reserves be maintained against aggregate transaction accounts as follows: for accounts aggregating $49.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement was 3%; and for accounts aggregating greater than $49.3 million, the reserve requirement was $1.48 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $49.3 million. The first $4.4 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) were exempted from the reserve requirements. The Bank maintained compliance with the foregoing requirements. For 1998, the Federal Reserve Board has decreased from $49.3 to $47.8 million the amount of transaction accounts subject to the 3% reserve requirement and to increase the amount of exempt reservable balances from $4.4 million to $4.7 million. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

                           FEDERAL AND STATE TAXATION

FEDERAL TAXATION

     General. The Company and the Bank report their income on a consolidated basis and the accrual method of accounting, and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company. The Bank has not been audited by the Internal Revenue Service or State of Illinois in the last 5 years. For its 1997 taxable year, the Bank is subject to a maximum federal income tax rate of 35%.

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

     Under the 1996 Act, for its current and future taxable years, the Bank is permitted to use the experience method for making additions to its tax bad debt reserves. In addition, the Bank is required to recapture (i.e., take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987 (or a lesser amount since the Bank's loan portfolio decreased since December 31, 1987). As a result of such recapture, the Bank will incur an additional tax liability of approximately $832,000.

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

     SAIF Recapitalization Assessment. The Funds Act levied a 65.7-cent fee on every $100 of thrift deposits held on March 31, 1995. For financial statement purposes, this assessment was reported as an expense for the quarter ended September 30, 1996. The Funds Act includes a provision which states that the amount of any special assessment paid to capitalize SAIF under this legislation is deductible under Section 162 of the Code in the year of payment.

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

IMPACT OF NEW ACCOUNTING STANDARDS

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share." SFAS No. 128 establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock. SFAS No. 128 simplifies previous standards for computing EPS. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, including interim periods. Earlier application is not permitted. SFAS No. 128 requires restatement of all prior period EPS data presented. The Company adopted SFAS 128 during the fiscal quarter ending December 31, 1997.

In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure." SFAS No. 129 summarizes previously issued disclosure guidance contained within Accounting Principles Board Opinions No. 10 and 15 as well as SFAS No. 47. This statement is effective for financial statements issued for periods ending after December 15, 1997. Accordingly, the Company adopted SFAS 129 during the fourth quarter of 1997. There were no changes to the Company's disclosures pursuant to the adoption of SFAS No. 129.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive
Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as "the change in equity of a business
                                       42
enterprise during a period from transactions and other events and circumstances from nonowner sources. It includes all changes in equity during a period except those resulting from investment by owners and distributions to owners." The comprehensive income and related cumulative equity impact of comprehensive income items will be required to be disclosed prominently as part of the notes to the financial statements. Only the impact of unrealized gains or losses on securities available for sale is expected to be disclosed as an additional component of the Company's income under the requirements of SFAS No. 130. This statement is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS 130 during 1998.

Also in 1997, the FASB issued Statement No. 131, "Disclosures about
Segments of an Enterprise and Related Information," which supersedes SFAS
14, "Financial Reporting of Segments of a Business Enterprise." SFAS No.
131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires reporting of selected information about operating segments in annual financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic area and major customers. SFAS 131 defines operating segments as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This standard is effective for financial statement periods beginning after December 15, 1997 and requires comparative information for earlier years to be restated. Due to the recent issuance of this standard, management has been unable to fully evaluate the impact, if any, the standard may have on the Company's future financial statement disclosures.

In addition to historical information, this Report may include certain forward looking statements based on current management expectations. The Company's actual results could differ materially from those management expectations. Factors that could cause future results to vary from current management expectations include, but are not limited to, general economic conditions, legislative and regulatory changes, monetary and fiscal policies of the federal government, changes in tax policies, rates and regulations of federal, state and local tax authorities, changes in interest rates, deposit flows, the cost of funds, demand for loan products, demand for financial services, competition, changes in the quality or competition, changes in the quality or composition of the Bank's loan and investment portfolios, changes in accounting principles, policies or guidelines, and other economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices. Further description of the risks and uncertainties to the business are included in detail in Item 1 herein.

ITEM 2. PROPERTIES
------------------

     The Bank conducts its business through an executive and full service office located in Normal and five other full service branch offices. The Company believes that the Bank's current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

                                      LEASED          ORIGINAL
                                        OR          YEAR LEASED        NET BOOK VALUE AT         DEPOSITS PER
             LOCATION                  OWNED         OR ACQUIRED       DECEMBER 31, 1997            OFFICE
----------------------------------   ---------   ------------------   -------------------   -----------------------
                                                              (IN THOUSANDS)
EXECUTIVE/BRANCH OFFICE:
   2101 North Veterans Parkway*
   Bloomington, Illinois  61704        Owned             1997                $3,257                    $6,830
BRANCH OFFICES:
   301 Broadway*
   Normal, Illinois 61761              Owned             1963                   606                    60,856
   2402 E. Washington*
   Bloomington, Illinois 61704         Owned             1980                   731                    42,626
   1722 Hamilton Road*
   Bloomington, Illinois 61704         Owned             1995                 1,347                     7,421
   115 N. Third Street*
   Fairbury, Illinois 61739            Owned             1981                   749                    54,661
   205 S. Main
   Eureka, Illinois 61530              Owned             1974                   116                    26,237
                                                                             -------                 ---------
Total                                                                        $6,806                  $198,633
                                                                             -------                 ---------
                                                                             -------                 ---------

---------------------
* Automated teller machines are located at these offices.


ITEM 3. LEGAL PROCEEDINGS
-------------------------

     The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

     None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
----------------------------------------------------------------

     Information relating to the market for Registrant's common equity and related stockholder matters appears in the Registrant's 1997 Annual Report to Stockholders on page 35 and is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
-----------------------------------------------------------------

     The above-captioned information appears under Management's Discussion and Analysis of Results of Operations and Financial Condition in the Registrant's 1997 Annual Report to Stockholders on pages 5 through 8 and is incorporated herein by reference.

ITEM 7. FINANCIAL STATEMENTS
----------------------------

     The Consolidated Financial Statements of Citizens First Financial Corp. and its subsidiaries, together with the report thereon by Geo. S. Olive & Co. LLC for the year ended December 31 1997 appears in the Registrant's 1997 Annual Report to Stockholders on pages 12 through 34 and are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-----------------------------------------------------------------------
        FINANCIAL DISCLOSURE
        --------------------

     None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE
--------------------------------------------------------------------------------
        WITH SECTION 16(A) OF THE EXCHANGE ACT
        --------------------------------------

     The information relating to directors and executive officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 1998 at pages 4 through 6.

ITEM 10. EXECUTIVE COMPENSATION
-------------------------------

     The information relating to directors' and executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 1998 at pages 7 through 9.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 1998 at pages 3 through 5.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

     The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 1998 at page 11.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K
-----------------------------------------

     (a) The following documents are filed as a part of this report:

         (1) Financial Statements

         Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1997 Annual Report to Stockholders

                                                                                    PAGE
                                                                                    ----
     Independent Auditors' Report.............................................       12


     Consolidated Balance Sheet as of December 31, 1997 and 1996..............       13

     Consolidated Statement of Income for the years ended December 31, 1997,
     1996 and 1995.................... ......................................        14

     Consolidated Statement of Changes in Stockholders' Equity for the years
     ended December 31, 1997, 1996 and 1995 ................................         15

     Consolidated Statement of Cash Flows for the
     years ended December 31, 1997, 1996 and 1995...........................         16-17

     Notes to Consolidated Financial Statements.............................         18-34

     The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.




         (2)  Schedules

              All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

         (3)  Exhibits

              The following exhibits are filed as part of this report.

         3.1  Certificate of Incorporation of Citizens First Financial Corp.*
         3.2  Bylaws of Citizens First Financial Corp.*
         4.0  Stock Certificate of Citizens First Financial Corp.*
        10.1  Citizens Savings Bank, F.S.B. Employee Stock Ownership Plan*
        10.2  Form of Employment Agreement between Citizens Savings Bank, F.S.B. and certain executive officers*
        10.3  Form of Employment Agreement between Citizens First Financial Corp. and certain executive officers*
        10.4  Form of Citizens Savings Bank, F.S.B. Supplemental Executive Retirement Plan*
        10.5  Form of Change in Control Agreement between Citizens Savings Bank, F.S.B. and certain executive officers*
        10.6  Form of Citizens Savings Bank, F.S.B. Supplemental Executive Retirement Plan*
        10.7  Form of  Citizens Savings Bank, F.S.B. Employee Severance Compensation Plan*
        10.8  Citizens First Financial Corp. 1997 Stock-Based Incentive Plan**
        11.0  Computation of earnings per share
        13.0  Portions of 1997 Annual Report to Stockholders (filed herewith)
        21.0  Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries"
        23.0  Consent of Geo. S. Olive & Co., LLC
        27.0  Financial Data Schedule


----------

* Incorporated herein by reference to the Exhibits to Form SB-2, Registration Statement, filed on January 24, 1997 and any amendments thereto, Registration No. 333-556.

** Incorporated herein by reference to the Proxy Statement for the Special Meeting of Shareholders held on November 12, 1997.

     (b) Reports on Form 8-K:

                  On December 24, 1997, the Company filed a report on Form 8-K in connection with the Company's completion of its initial stock repurchase program and the completion date of its sale of a branch office in Chenoa, Illinois.

                  On October 28, 1997, the Company filed a report on Form 8-K in connection with the election of Ronald C. Wells as Chairman of the Board of Directors of the Company.

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

                            Date:             March 31, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated.


         Name                               Title                                                            Date
         ----                               -----                                                            ----


/s/ C. William Landefeld                    President, Chief Executive Officer and                       March 31, 1998
------------------------                    Director (principal executive officer)
C. William Landefeld


/s/ Dallas G. Smiley                        Senior Vice President, Treasurer and                         March 31, 1998
------------------------                    Chief Financial Officer (principal
Dallas G. Smiley                            accounting and financial officer)


/s/ Bryce A. Sides                          Director                                                     March 31, 1998
------------------------
Bryce A. Sides


/s/ Lyle J. Honegger                        Director                                                     March 31, 1998
------------------------
Lyle J. Honegger


/s/ Lowell M. Thompson                       Director                                                    March 31, 1998
------------------------
Lowell M. Thompson


/s/ Ronald C. Wells                          Director                                                    March 31, 1998
------------------------
Ronald C. Wells
