Form 10-Q
period 1998-03-31
CITIZENS FIRST FINANCIAL CORP
filed 1998-05-14
CIK 1006265

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998    Commission File Number 1-14274
                               --------------                           -------


                         CITIZENS FIRST FINANCIAL CORP.
                         ------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                          37-1351861
        --------                                          ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)

              2101 N. Veterans Parkway, Bloomington, Illinois 61704
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (309) 661-8700
                                 --------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant has: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                (1)     [X]   Yes                  [   ]   No
                (2)     [X]   Yes                  [   ]   No


         As of April 23, 1998, the Registrant had 2,316,899 shares of Common Stock outstanding.

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION                                                       Page
------------------------------                                                       ----
         Item 1.  Financial Statements

                           Consolidated Balance Sheets as of March 31, 1998
                           and December 31, 1997                                        1

                           Consolidated Income Statements for the Three
                           Months Ended March 31, 1998 and 1997                         2

                           Consolidated Statement of Cash Flows for the
                           Three Months Ended March 31, 1998 and 1997                   3

         Item 2.  Management's Discussion and Analysis
                  of Financial Condition and Results of Operations                      5

         Item 3.  Quantitative and Qualititative Disclosures About
                  Market Risk                                                           9

PART II - OTHER INFORMATION
---------------------------

         Item 1.  Legal Proceedings                                                     11

         Item 2.  Change in Securities and Use of Proceeds                              11

         Item 3.  Defaults Upon Senior Securities                                       11

         Item 4.  Submission of Matters to a Vote of Security Holders                   11

         Item 5.  Other Information                                                     11

         Item 6.  Exhibits and Reports on Form 8-K                                      11

         Signatures                                                                     13



Statements contained in this Form 10-Q which are not historical facts are forward-looking statements, as that term is described in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include potential changes in interest rates, competitive factors in the financial services inductry, general economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the Securities and Exhange Commission from time to time.

PART I. -- FINANCIAL INFORMATION

                                 CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY
                                             CONSOLIDATED BALANCE SHEETS

                              AS OF MARCH 31, 1998 AND DECEMBER 31, 1997



                                                                 MARCH 31,   DECEMBER 31,
                                                                   1998         1997
                                                                 --------    -----------
                                                               (UNAUDITED AND IN THOUSANDS)

ASSETS
   Cash and due from banks                                       $   4,732    $   4,622
   Interest-bearing demand deposits                                 13,001        3,317
                                                                 ---------    ---------
            Total cash and cash equivalents                         17,733        7,939
   Investment securities:
        Available for sale                                          17,883       19,302
        Held to maturity                                                 0            0
                                                                 ---------    ---------
            Total investment securities                             17,883       19,302
   Mortgage loans held for sale                                      5,707        2,394
   Loans                                                           224,499      230,309
        Allowance for loan losses                                     (936)        (840)
                                                                 ---------    ---------
            Net loans                                              223,563      229,469
   Premises and equipment                                            8,362        8,408
   Federal Home Loan Bank of Chicago stock                           2,453        2,453
   Foreclosed real estate                                              696          605
   Other assets                                                      3,452        3,030
                                                                 ---------    ---------
                          Total assets                           $ 279,849    $ 273,600
                                                                 ---------    ---------
                                                                 ---------    ---------

LIABILITIES AND EQUITY CAPITAL

Liabilities
   Deposits                                                      $ 201,320      198,633
   Federal Home Loan Bank Advances                                  35,660       33,944
   Advances by borrowers for taxes and insurance                     1,069          694
   Other liabilities                                                 3,082        2,359
                                                                 ---------    ---------
                          Total liabilities                        241,131      235,630

Equity Capital
   Preferred stock, $.01 par value
        Authorized and unissued - 1,000,000 shares                    --           --
   Common stock, $.01 par value; 8,000,000 shares
        authorized, 2,817,500 shares issued and
        outstanding                                                     28           28
   Paid-in-capital                                                  27,274       27,194
   Retained earnings - substantially restricted                     18,694       18,184
   Net unrealized loss on securities available for sale               (101)        (100)

   Less:
        Treasury shares, 281,750                                    (4,520)      (4,520)
        Unearned incentive plan shares                              (1,127)      (1,206)
        Unearned Employee Stock Option Plan shares                  (1,530)      (1,610)
                                                                 ---------    ---------
                          Total equity capital                      38,718       37,970
                                                                 ---------    ---------
                          Total liabilities and equity capital   $ 279,849    $ 273,600
                                                                 ---------    ---------
                                                                 ---------    ---------


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY
                         CONSOLIDATED INCOME STATEMENTS


                                                        FOR THE THREE MONTHS
                                                           ENDED MARCH 31,
                                                        1998           1997
                                                        ----           ----
                                                    (UNAUDITED AND IN THOUSANDS
                                                        EXCEPT SHARE DATA)

Interest income:
  Interest on loans                                $     4,811    $     4,297
  Interest on investments                                  379            526
                                                   -----------    -----------
      Total interest income                              5,190          4,823
Interest expense:
  Interest on savings deposits                           2,402          2,412
  Interest on borrowings                                   495            356
                                                   -----------    -----------
      Total interest expense                             2,897          2,768
                                                   -----------    -----------
         Net interest income                             2,293          2,055
Provision for loan losses                                  105             75
                                                   -----------    -----------
         Net interest income after provision for
             loan losses                                 2,188          1,980
Noninterest income:
   Loan servicing fees                                      11             56
   Net realized losses on sales of
     available for sale securities                          (6)             0
   Net gains on loan sales                                 252             48
   Other operating income                                  176            218
                                                   -----------    -----------
      Total noninterest  income                            433            322
                                                   -----------    -----------

Noninterest expense:

   Salaries and employee benefits                        1,015            939
   Net occupancy and equipment expenses                    262            217
   Deposit insurance/OTS expense                            49             25
   Data processing fees                                    127            103
   Other operating expense                                 335            330
                                                   -----------    -----------
      Total noninterest expense                          1,788          1,614
                                                   -----------    -----------
Income before income tax                                   833            688
      Income tax expense                                   323            268
                                                   -----------    -----------
Net income                                         $       510    $       420
                                                   ===========    ===========

Net earnings per share

   Assuming no dilution                            $      0.22    $      0.17
    Weighted average shares outstanding              2,317,460      2,500,978

   Assuming full dilution                          $      0.20    $      0.16
    Weighted average shares outstanding              2,489,858      2,642,137


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                     FOR THE THREE MONTHS
                                                                         ENDED MARCH 31,
                                                                       1998        1997
                                                                       ----        ----
                                                                (UNAUDITED AND IN THOUSANDS)

OPERATING ACTIVITIES:

   Net income                                                      $    510    $    420
   Adjustments to reconcile net income to net
      cash provided by operating activities
   Provision for loan losses                                            105          75
   Investment securities (gains) losses                                   6           0
   ESOP compensation expense                                            170         117
   Incentive plan compensation expense                                   69          71
   Investment securities amortization (accretion), net                  (17)         10
   Net (gains) losses on sale of loans                                 (252)        (48)
   Depreciation                                                         147         110
   Loans originated for sale                                        (22,271)     (3,760)
   Proceeds from sale of loans                                       19,210       3,170
   Change in:
      Other liabilities                                                 723        (499)
      Prepaid expenses and other assets                                (422)       (353)
                                                                   --------    --------
   Net cash (used) provided by operating activities                  (2,022)       (687)

INVESTING ACTIVITIES:

   Purchase of securities available for sale                         (5,000)     (1,992)
   Proceeds from maturities and principal paydowns on securities
      available for sale                                              2,085         692
   Proceeds from sales of securities available for sale               4,344           0
   Proceeds from maturities and principal paydowns on
      securities held-to-maturity                                         0         500
   Other net changes in loans                                         5,464      (7,316)
   Proceeds from sale of foreclosed property                            246         192
   Purchase of premises and equipment                                  (101)     (1,816)
                                                                   --------    --------
      Net cash (used) provided by investing activities                7,038      (9,740)

FINANCING ACTIVITIES:

   Net change in deposits                                             2,687      (2,339)
   Proceeds from FHLB advances                                        6,000      12,992
   Repayment of FHLB advances                                        (4,284)          0
   Purchase of incentive plan stock                                       0        (753)
   Purchase of treasury stock shares                                      0        (416)
   Net changes in advances by borrowers for taxes and insurance         375         406
                                                                   --------    --------
      Net cash (used) provided by financing activities                4,778       9,890

Net change in cash and cash equivalents                               9,794        (537)
Cash and cash equivalents, beginning of period                        7,939       7,007
                                                                   --------    --------
Cash and cash equivalents, end of period                           $ 17,733    $  6,470
                                                                   --------    --------
                                                                   --------    --------

Additional cashflows and supplementary information:
   Interest paid                                                   $  2,872    $  2,645
   Income tax paid                                                       49           0
   Loans transferred to foreclosed property                             337           0


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

2.       Statement of Information Furnished
         ----------------------------------

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Rule 10-01 of Regulation S-X, and in the opinion of management reflects all adjustments necessary to present a fair statement of the financial position as of March 31, 1998 and December 31, 1997, the results of operations for the three months ended March 31, 1998 and 1997 and the cash flows for the three months ended March 31, 1998 and 1997. All adjustments to the financial statements were of a normal recurring nature. These results have been determined on the basis of generally accepted accounting principles. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.
          The consolidated financial statements are those of the Company and the Bank. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, dated January 28, 1998, included in the Company's 1997 Annual Report to Shareholders.

3 .     Comprehensive Income
        --------------------

         Comprehensive income for each of the periods presented did not differ materially from net income. Accordingly, comprehensive income has not been separately presented.

4.      Earnings Per Share
         ------------------

         Net earnings per share are computed based upon the weighted average common and common equivalent shares outstanding for the three months ended March 31, 1998 and 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

         Citizens First Financial Corp. is the holding company for Citizens Savings Bank F.S.B. The Bank has two wholly-owned service corporations, CSL Service Corporation and Fairbury Service Corp. CSL Service Corporation is an Illinois-chartered corporation that has been inactive, but began the sale of tax-deferred annuities at the end of 1996. Fairbury Financial Services Corp. is an Illinois-chartered corporation that currently services previously sold tax-deferred annuities and long-term care insurance policies that it sold on an agency basis.

         On March 2, 1998, the Company received approval from the Office of Thrift Supervision ("OTS") for the repurchase of 5% of its common stock. As of March 31, 1998 the Company had not repurchased any shares under this plan.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1998 AND DECEMBER 31, 1997

         Total assets increased from $273.6 million at December 31, 1997 to $279.8 million at March 31, 1998. The $6.2 million or 2.3% increase was due to the increase in interest bearing demand deposits.

         Cash and cash equivalents increased from $7,939,000 at December 31, 1997 to $17,733,000 at March 31, 1998, an increase of $9,794,000 or 123.4%. This increase was the result of proceeds from the increased loan sales during the first quarter of 1998 and the sale and principal reduction of investment securities, which decreased from $19,302,000 at December 31, 1997 to $17,883,000 at March 31, 1998, a decrease of $1,419,000 or 7.4%.

         Net loans, including loans held for sale, decreased from $231,863,000 at December 31, 1997 to $229,270,000 at March 31,1998, a decrease of $2,593,000 or 1.1%.

         Deposits increased from $198,633,000 at December 31, 1997 to $201,320,000 at March 31, 1998, an increase of $2,687,000 or 1.4%. Advances by borrowers for taxes and insurance increased from $694,000 at December 31, 1997 to $1,069,000 at March 31, 1998, an increase of $375,000 or 54.0%. This balance increased because of the payments by borrowers for real estate taxes that will not be remitted until the second and third quarters of 1998.

         Borrowings from the Federal Home Loan Bank of Chicago (the "FHLB") increased from $33,944,000 at December 31, 1997 to $35,660,000 at March 31, 1998, an increase of $1,716,000 or 5.0%.

         Total stockholders' equity capital increased by $748,000 or 2.0%, from $37,970,000 at December 31, 1997 to $38,718,000 at March 31, 1998. The increase was caused by the earnings of the Company during the three months ended March 31, 1998 and the allocation of shares in the Company's stock-based compensation plans.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND MARCH 31, 1997

         Net income for the three months ended March 31, 1998 increased by $90,000 from $420,000 for the three months ended March 31, 1997 to $510,000 for the three months ended March 31, 1998. The increase was primarily due to increased net interest income and net gains on loan sales which was partially offset by increased noninterest expense.

INTEREST INCOME
         Interest on loans increased by $514,000 or 12.0%, from $4,297,000 for the three months ended March 31, 1997 to $4,811,000 for the three months ended March 31, 1998. The increase was due to a higher average balance of loans financed by borrowings from the FHLB. The borrowings were invested primarily in one-to-four family and commercial loans. Interest on investments decreased from $526,000 for the three months ended March 31, 1997 to $379,000 for the three months ended March 31, 1998, a decrease of $147,000 or 28.0%.

INTEREST EXPENSE
         Interest on savings deposits remained relatively constant, decreasing $10,000 or 0.4%, from $2,412,000 for the three months ended March 31, 1997 to $2,402,000 for the three months ended March 31, 1998. The interest on borrowings increased by $139,000 or 39.0%, from $356,000 for the three months ended March 31, 1997 to $495,000 for the three months ended March 31, 1998 as a result of increased average borrowings from the FHLB in 1998.

NONINTEREST INCOME
         Total noninterest income increased by $111,000 or 34.5%, from $322,000 for the three months ended March 31, 1997 to $433,000 for the three months ended March 31, 1998. The increase was primarily due to an increase in net gains on loan sales. Net gains on loan sales increased by $204,000 or 425.0%, from $48,000 for the three months ended March 31, 1997 to $252,000 for the three months ended March 31, 1998, because of an increase in loan sales in the three months ended March 31, 1998.

NONINTEREST EXPENSE
         Total noninterest expense increased by $174,000 or 10.8%, from $1,614,000 for the three months ended March 31, 1997 to $1,788,000 for the three months ended March 31, 1998. Salaries and benefits increased by $76,000 or 8.1%, from $939,000 for the three months ended March 31, 1997 to $1,015,000 for the three months ended March 31, 1998, due to the increase in the price of the Company's stock which is used to fund the ESOP stock based compensation program and the additional compensation expense from the new full-service facility that was opened in the third quarter of 1997. Net occupancy expenses increased by $45,000 or 20.7%, from $217,000 for the three months ended March 31, 1997 to $262,000 for the three months ended March 31, 1998, primarily because of the new full-service office and administrative facility. Deposit insurance/OTS expense increased by $24,000, from $25,000 for the three months ended March 31, 1997 to $49,000 for the three months ended March 31, 1998 because of the utilization of a deposit insurance credit utilized in the first quarter of 1997.

PROVISION FOR LOAN LOSSES
         The provision for loan losses increased from $75,000 for the three months ended March 31, 1997 to $105,000 for the three months ended March 31, 1998 an increase of $30,000 or 40.0%. The increase was made because of the increase in the origination of commercial loans, the continued growth of the loan portfolio and management's evaluation of the loan portfolio. While management believes that the allowance for loan losses is sufficient based on information currently available, no assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for losses which may adversely affect net income.

INCOME TAX EXPENSE
         Income tax expense increased from $268,000 for the three months ended March 31, 1997 to $323,000 for the three months ended March 31, 1998, an increase of $55,000 or 20.5%. The increase was due to the increase in net income for the three months ended March 31, 1998. The effective tax rates for the three months ended March 31, 1998 and 1997 were 38.8% and 39.0%, respectively.

LIQUIDITY AND CAPITAL RESOURCES
         The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, sales of loans and securities and FHLB advances. While maturing and scheduled amortization of loans are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank's liquidity requirement, which may be varied at the direction of the OTS depending on economic conditions and deposit flows, is based upon a percentage of the Bank's deposits and short-term borrowings. The Bank is currently required by the OTS to maintain a ratio of liquid assets of 4.0%. At March 31, 1998 and 1997, the Bank's liquidity ratio was 11.68% and 16.40%, respectively. Management maintains its liquid assets in accordance with regulatory requirements.

         At March 31, 1998, the Bank exceeded all of its regulatory capital requirements with Tier 1 core capital of $30.6 million, or 11.2% of adjusted assets, which is above the required level of $10.9 million or 4.0%; and risk-based capital of $31.5 million or 18.1% of risk-weighted assets, which is above the required level of $13.9 million or 8.0%.

         The Company's most liquid assets are cash and interest-bearing demand accounts. The level of these accounts is dependent on the operating, financing, lending and investing activities during any given period. At March 31, 1998, cash and interest-bearing deposits totaled $17.7 million or 6.3% of the Company's total assets.

         The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances. At March 31, 1998, the Bank had outstanding advances with the FHLB of $35.7 million. The FHLB maintains two limitations on the availability based on FHLB stock ownership and total assets. The Bank currently meets the stock limitation; however, this limit may be raised by the purchase of additional FHLB stock. Based on the total assets limitations, the Bank may increase its borrowings with the FHLB by $60.0 million. Depending upon market conditions and the pricing of deposit products and FHLB borrowings, the Bank may utilize FHLB advances to fund loan originations.

         At March 31, 1998 the Bank had commitments to originate loans and unused lines of credit totaling $27.0 million. Certificate accounts which are scheduled to mature in one year or less from March 31, 1998 totaled $106.9 million. The Bank anticipates that it will have sufficient funds to meet its current loan commitments and maturing deposits.

ACCOUNTING CHANGES
         In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as "the change in equity of a business enterprise during a period, except those resulting transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investment by owners and distributions to owners." The comprehensive income and related cumulative equity impact of comprehensive income items will be required to be disclosed prominently as part of the notes to the financial statements. Only the impact of unrealized gains or losses on securities available for sale is expected to be disclosed as an additional component of the Company's income under the requirements of SFAS No. 130. This statement became effective for fiscal years beginning after December 15, 1997. Accordingly, the Company adopted the provisions set forth in SFAS No. 130 during the first quarter of 1998.

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

Item 3: Quantitative and Qualitative Disclosures About Market Risk

The Bank is subject to interest rate risk to the degree that its interest-bearing liabilities, primarily deposits with short and medium term maturities, mature or reprice at different rates than our interest earning assets. Although having liabilities mature or reprice less frequently on average than assets will be beneficial in times of rising interest rates, such an asset liability structure will result in lower net income during period of declining interest rates, unless offset by other factors.

The Bank believes it is critical to manage the relationship between interest rates and the effect on its net portfolio value ("NPV"). This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance sheet contracts. The Bank manages assets and liabilities within the context of the marketplace, regulatory limitations, and within its operation on the amount of change in NPV which is acceptable given interest rate changes.

Presented below, as of December 31, 1997, is an analysis performed the OTS of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 400 basis points. This data is presented as of December 31, 1997 since data from the most recent quarter (March 31, 1998) is not yet available from the OTS. Management believes there has been no significant change in interest rate risk measures since December 31, 1997.


             Net Portfolio Value            NPV as % of PV of Assets

Change       Amount    Change   Change
in Rates     (000's)   (000's)     %        NPV Ratio    Change
--------     -------   -------  ------      ---------    -------

+400 bp      24,752   (11,814)  (32 %)       9.58 %     (355 bp)
+300 bp      28,396    (8,170)  (22 %)      10.76 %     (237 bp)
+200 bp      31,770    (4,796)  (13 %)      11.80 %     (134 bp)
+100 bp      34,615    (1,951)  ( 5 %)      12.62 %     ( 51 bp)
   0 bp      36,566
(100 bp)     37,403       837     2 %       13.13 %       15 bp
(200 bp)     37,036       470     1 %       13.06 %      ( 7 bp)
(300 bp)     36,727       161     0 %       12.86 %      (27 bp)
(400 bp)     37,246       680     2 %       12.91 %      (22 bp)


As with any method of measuring interest rate risk, certain shortcomings are inherent in the methods of analysis presented above. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Additionally, certain assets, such as adjustable loans, have features which restrict changes in interest rates on a short term basis and over the life of the asset. Finally, the ability of many borrowers to service their debt may decrease in the event of an interest rate increase. The Company considers all of these factors in monitoring its exposure to interest rate risk.

 PART II. -- OTHER INFORMATION

         Item 1.  Legal Proceedings

                  The Company is not involved in any legal proceedings of a material nature at this time other than those occurring in the ordinary course of business which in the aggregate involves amounts which are believed by management to be immaterial to the financial condition of the Company.

         Item 2. Changes in Securities and Use of Proceeds
                 Not applicable.

         Item 3. Defaults Upon Senior Securities
                 Not applicable.

         Item 4. Submission of Matters to a Vote of Security Holders Not applicable

         Item 5. Other Information
                 Not applicable

         Item 6. Exhibits and Reports on Form 8-K
                 a. Exhibits
                    3.1 Certificate of Incorporation of Citizens First Financial Corp.*
                    3.2  By-laws of Citizens First Financial Corp.*
                   11.0 Statement re: Computation of Per Share Earnings (filed herewith)
                   27.0  Financial Data Schedule **

                 b. Reports on Form 8-K
                    Not applicable

               * Incorporated by reference to this Registration Statement on Form SB-2, as amended, filed on January 24, 1996, Registration No. 333-556.
               ** Submitted only in electronic format.

                                  EXHIBIT INDEX
                                  -------------


                                                                                 Page
                                                                                 ----

11.0     Statement re: Computation of Per Share Earnings                          11

27.0     Financial Data Schedule (submitted only in electronic format)



Exhibit 11.0      STATEMENT RE: COMPUTATION OF PER SHARE EARNINGS (UNAUDITED)

         Earnings per share were computed as follows (dollar amounts in thousands except share data):



                                                           WEIGHTED
                                                            AVERAGE   PER SHARE
                                                 INCOME     SHARES     AMOUNT
                                                 ------    --------   ---------
FOR THE THREE MONTH ENDED MARCH 31, 1998:
-----------------------------------------
BASIC EARNINGS PER SHARE:
     Income available to common stockholders   $  510      2,317,460   $0.22
EFFECT OF DILUTIVE SECURITIES
     Stock options                                           117,663
     Unearned incentive plan shares                           54,735
                                                           ---------
DILUTED EARNINGS PER SHARE
     Income available to common stockholders
          and assumed conversions              $  510      2,489,858   $0.20
                                               ---------   ---------   ------
                                               ---------   ---------   ------

FOR THE THREE MONTHS ENDED MARCH 31, 1997:
------------------------------------------
BASIC EARNINGS PER SHARE:
     Income available to common stockholders   $  420      2,500,978   $0.17
EFFECT OF DILUTIVE SECURITIES:
     Stock options                                            45,679
     Unearned incentive plan shares                           95,480
                                                           ---------
DILUTED EARNINGS PER SHARE:
     Income available to common stockholders
          and assumed conversions              $  420      2,642,137   $0.16
                                               ---------   ---------   ------
                                               ---------   ---------   ------


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         Citizens First Financial Corp.

Date:      May 14, 1998                     /s/  C. William Landefeld
           ------------                          ---------------------
                                                 C. William Landefeld
                                                 President

Date:      May 14, 1998                     /s/  Dallas G. Smiley
           ------------                          -----------------------
                                                 Dallas G. Smiley
                                                 Chief Financial Officer