Form 10-Q
period 1998-06-30
CITIZENS FIRST FINANCIAL CORP
filed 1998-08-14
CIK 1006265

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                            FORM 10-Q


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998
                               -------------
Commission File Number 1-14274
                       -------


                CITIZENS FIRST FINANCIAL CORP.
      (Exact name of registrant as specified in its charter)

        Delaware                            37-1351861
(State or other jurisdiction of         (I.R.S. Employer
incorporation or organization)       Identification Number)

    2101 N. Veterans Parkway, Bloomington, Illinois 61704
             (Address of principal executive offices)

                       (309) 661-8700
       (Registrant's telephone number, including area code)


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


     As of July 28, 1998, the Registrant had 2,300,854 shares of
Common Stock outstanding.

                        Table of Contents

PART I - FINANCIAL INFORMATION                              Page
                                                            ----
     Item 1.   Financial Statements

               Consolidated Balance Sheets as of
               June 30, 1998 and December 31, 1997          1

               Consolidated Income Statements for
               the Six Months Ended June 30, 1998
               and 1997                                     2

               Consolidated Income Statement for the
               Three Months Ended June 30, 1998 and
               1997                                         3

               Consolidated Statement of Cash Flows
               for the Six Months Ended June 30, 1998
               and 1997                                     4

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                   6

     Item 3.   Quantitative and Qualititative Disclosures
               About Market Risk                            12

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings                            13

     Item 2.   Change in Securities and Use of Proceeds     13

     Item 3.   Defaults Upon Senior Securities              13

     Item 4.   Submission of Matters to a Vote of
               Security Holders                             13

     Item 5.   Other Information                            14

     Item 6.   Exhibits and Reports on Form 8-K             14

     Signatures                                             17

Statements contained in this Form 10-Q which are not historical facts are forward-looking statements, as that term is described in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time.

PART I. -- FINANCIAL INFORMATION

        Citizens First Financial Corp. and Subsidiary
              Consolidated Balance Sheets
       As of June 30, 1998 and December 31, 1997


                                        June 30,  December 31,
                                          1998        1997
                                   (Unaudited and in thousands)
ASSETS
   Cash and due from banks              $  4,690    $  4,622
   Interest-bearing demand deposits       17,112       3,317
                                        --------    --------
     Total cash and cash equivalents      21,802       7,939
   Investment securities - available
     for sale                             18,286      19,302
   Mortgage loans held for sale            2,365       2,394
   Loans                                 224,252     230,309
     Allowance for loan losses            (1,029)       (840)
                                        --------    --------
       Net loans                         223,223     229,469
   Premises and equipment                  8,264       8,408
   Federal Home Loan Bank of Chicago
    stock                                  1,834       2,453
   Foreclosed real estate                    577         605
   Other assets                            4,717       3,030
                                        --------    --------
        Total assets                    $281,068    $273,600
                                        --------    --------
                                        --------    --------
LIABILITIES AND EQUITY CAPITAL
Liabilities
   Deposits                             $202,757    $198,633
   Federal Home Loan Bank advances        35,577      33,944
   Advances by borrowers for taxes
     and insurance                           684         694
   Other liabilities                       2,834       2,359
                                        --------    --------
        Total liabilities                241,852     235,630

Equity Capital
   Preferred stock, $.01 par value
     Authorized and unissued -
     1,000,000 shares                      ---         ---
   Common stock, $.01 par value;
     8,000,000 shares authorized,
     2,817,500 shares issued and
     outstanding                             28           28
   Paid-in-capital                       27,347       27,194
   Retained earnings - substantially
     restricted                          19,128       18,184
   Net unrealized loss on securities
     available for sale                     (75)        (100)
   Less:
     Treasury shares, 291,479 and
       281,750                           (4,713)      (4,520)
     Unearned incentive plan shares      (1,050)      (1,206)
     Unearned Employee Stock Option
       Plan shares                       (1,449)      (1,610)
                                       --------     --------
       Total equity capital              39,216       37,970
                                       --------     --------
         Total liabilities and
         equity capital                $281,068     $273,600
                                       --------     --------
                                       --------     --------

See notes to consolidated financial statements.

Citizens First Financial Corp. and Subsidiary
Consolidated Income Statements

                                        For the six months
                                         ended June 30,
                                          1998           1997
                                (Unaudited and in thousands
                                      except share data)
Interest income:
  Interest on loans                     $    9,535     $    8,885
  Interest on investments                      936          1,024
                                        ----------     ----------
      Total interest income                 10,471          9,909
Interest expense:
  Interest on savings deposits               4,816          4,843
  Interest on borrowings                     1,022            843
                                        ----------      ---------
      Total interest expense                 5,838          5,686
                                        ----------      ---------
         Net interest income                 4,633          4,223
Provision for loan losses                      225            150
                                        ----------      ---------
         Net interest income after
         provision for loan losses           4,408          4,073
Noninterest income:
   Loan servicing fees                          26            109
   Net realized gains on sales of
     available for sale securities               2             11
   Net gains on loan sales                     474            111
   Other operating income                      398            434
                                        ----------     ----------
      Total noninterest income                 900            665
                                        ----------     ----------

Noninterest expense:
   Salaries and employee benefits            2,099          1,947
   Net occupancy and equipment expenses        529            429
   Deposit insurance/OTS expense                98             63
   Data processing fees                        243            199
   Other operating expense                     795            686
                                        ----------     ----------
      Total noninterest expense              3,764          3,324
                                        ----------     ----------

Income before income tax                     1,544          1,414
      Income tax expense                       599            549
                                        ----------     ----------
Net income                                    $945           $865
                                        ----------     ----------
                                        ----------     ----------

Net earnings per share
   Assuming no dilution                     $0.41          $0.35
   Weighted average shares outstanding  2,304,304      2,451,708

   Assuming full dilution                   $0.38          $0.33
    Weighted average shares outstanding 2,490,247      2,595,168

See notes to consolidated financial statements.

Citizens First Financial Corp. and Subsidiary
Consolidated Income Statements

                                        For the three months
                                            ended June 30,
                                           1998           1997
                                      (Unaudited and in thousands
                                           except share data)
Interest income:
  Interest on loans                     $    4,724     $    4,588
  Interest on investments                      557            498
                                        ----------     ----------
      Total interest income                  5,281          5,086
Interest expense:
  Interest on savings deposits               2,414          2,431
  Interest on borrowings                       527            487
                                        ----------     ----------
      Total interest expense                 2,941          2,918
                                        ----------     ----------
         Net interest income                 2,340          2,168
Provision for loan losses                      120             75
                                        ----------     ----------
Net interest income after provision
  for loan losses                            2,220          2,093
Noninterest income:
   Loan servicing fees                          15             53
   Net realized gains on sales of
     available for sale securities               8             11
   Net gains on loan sales                     222             63
   Other operating income                      222            216
                                        ----------     ----------
      Total noninterest income                 467            343
                                        ----------     ----------

Noninterest expense:
   Salaries and employee benefits            1,084          1,008
   Net occupancy and equipment expenses        267            212
   Deposit insurance/OTS expense                49             38
   Data processing fees                        116             96
   Other operating expense                     460            356
                                        ----------     ----------
      Total noninterest expense              1,976          1,710
                                        ----------     ----------
Income before income tax                       711            726
      Income tax expense                       276            282
                                        ----------     ----------
Net income                                    $435           $444
                                        ----------     ----------
                                        ----------     ----------

Net earnings per share
   Assuming no dilution                      $0.19          $0.18
   Weighted average shares outstanding   2,307,747      2,407,953

   Assuming full dilution                    $0.17          $0.17
    Weighted average shares outstanding  2,487,241      2,552,986

Citizens First Financial Corp. and Subsidiary
Consolidated Statement of Cash Flows

                                             For the six months
                                                ended June 30,
                                               1998        1997
                                             (Unaudited and in
                                                 thousands)
Operating activities:
   Net income                                $   945     $   865
   Adjustments to reconcile net
     income to net cash provided by
     operating activities
   Provision for loan losses                     225         150
   Investment securities gains                    (2)        (11)
   ESOP compensation expense                     332         243
   Incentive plan compensation expense           139         141
   Investment securities amortization, net        31          22
   Net gains on sale of loans                   (474)       (111)
   Net losses on sale of foreclosed property      35           0
   Net gains on sale of property
    and equipment                                  0         (12)
   Depreciation                                  299         221
   Loans originated for sale                 (34,220)     (9,915)
   Proceeds from sale of loans                34,461       8,017
   Change in:
      Other liabilities                          475        (164)
      Prepaid expenses and other assets       (1,687)     (1,327)
                                             -------     -------
   Net cash (used) provided by operating
     activities                                  559      (1,881)

Investing Activities:
   Purchase of securities available for
     sale                                     (6,010)     (1,992)
   Proceeds from maturities and principal
     paydowns on securities available
     for sale                                  2,668       3,332
   Proceeds from sales of securities
     available for sale                        4,352       1,670
   Proceeds from redemption of Federal Home
     Loan Bank stock                             619           0
   Proceeds from maturities and principal
     paydowns on securities held-to-
     maturity                                      0         500
   Other net changes in loans                  5,883     (12,492)
   Proceeds from sale of foreclosed
     property                                    393         183
   Purchase of premises and equipment           (155)     (1,902)
   Proceeds from sale of property and
     equipment                                     0          12
                                             -------     -------
      Net cash (used) provided by
      investing activities                     7,750     (10,689)

Financing Activities:
   Net change in deposits                      4,124      (4,082)
   Proceeds from FHLB advances                 6,000      16,410
   Repayment of FHLB advances                 (4,367)       (250)
   Purchase of incentive plan stock                0        (753)
   Purchase of treasury stock shares            (193)     (2,676)
   Net changes in advances by borrowers
     for taxes and insurance                     (10)         87
                                             -------     -------
      Net cash provided by
       financing activities                    5,554       8,736

Net change in cash and cash equivalents       13,863      (3,834)
Cash and cash equivalents, beginning
  of period                                    7,939       7,007
                                             -------     -------
Cash and cash equivalents, end of period     $21,802     $ 3,173
                                             -------     -------
                                             -------     -------

Additional cashflows and supplementary
information:
   Interest paid                             $ 5,521     $ 5,486
   Income tax paid                               582         425
   Loans transferred to foreclosed
     property                                    400           0

See notes to consolidated financial statements.

                  Citizens First Financial Corp.

Notes to Consolidated Financial Statements

1.   Background Information
     ----------------------

     Citizens First Financial Corp. (the 'Company') was incorporated in January, 1996 and on May 1, 1996 acquired all of the outstanding shares of common stock of Citizens Savings Bank, F.S.B. (the 'Bank') upon the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Company purchased 100% of the outstanding capital stock of the Bank using 50% of the net proceeds from the Company's initial stock offering which was completed on May 1, 1996.
     The Company sold 2,817,500 shares of common stock in the initial offering at $10.00 per share, including 225,400 shares purchased by the Bank's Employee Stock Option Plan (the 'ESOP'). The ESOP shares were acquired by the Bank with proceeds from a Company loan totaling $2,254,000. The net proceeds of the offering totaled $27,012,000; $28,175,000 less $1,163,000 in underwriting commissions and other expenses. The Company's stock is traded on the American Stock Exchange under the symbol 'CBK'.


2.   Statement of Information Furnished
     ----------------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Rule 10-01 of Regulation S-X, and in the opinion of management reflects all adjustments necessary to present a fair statement of the financial position as of June 30, 1998 and December 31, 1997, the results of operations for the six and three months ended June 30, 1998 and 1997 and the cash flows for the six months ended June 30, 1998 and 1997. All adjustments to the financial statements were of a normal recurring nature. These results have been determined on the basis of generally accepted accounting principles. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.
     The consolidated financial statements are those of the Company and the Bank. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, dated January 28, 1998, included in the Company's 1997 Annual Report to Shareholders.

3.   Comprehensive Income
     --------------------

     Comprehensive income for each of the periods presented did not differ materially from net income. Accordingly, comprehensive income has not been separately presented.

4.   Earnings Per Share
     ------------------

     Net earnings per share are computed based upon the weighted average common and common equivalent shares outstanding for the six and three months ended June 30, 1998 and 1997.

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

     On March 2, 1998, the Company received approval from the Office of Thrift Supervision ('OTS') for the repurchase of 5% of its common stock. As of June 30, 1998 the Company had repurchased 9,729 shares under this plan.

Comparison of Financial Condition at June 30, 1998 and December
31, 1997

     Total assets increased from $273.6 million at December 31, 1997 to $281.1 million at June 30, 1998. The $7.5 million or
2.7% increase was due to the increase in interest bearing demand deposits.

     Cash and cash equivalents increased from $7,939,000 at December 31, 1997 to $21,802,000 at June 30, 1998, an increase of $13,863,000 or 174.6%. This increase was the result of proceeds from the increased loan sales during the first half of 1998 and the sale and principal reduction of investment securities, which decreased from $19,302,000 at December 31, 1997 to $18,286,000 at
June 30, 1998, a decrease of $1,016,000 or 5.3%.

     Net loans, including loans held for sale, decreased from $231,863,000 at December 31, 1997 to $225,588,000 at June
30,1998, a decrease of $6,275,000 or 2.7%.

     Deposits increased from $198,633,000 at December 31, 1997 to
$202,757,000 at June 30, 1998, an increase of $4,124,000 or 2.1%.

     Borrowings from the Federal Home Loan Bank of Chicago (the 'FHLB') increased from $33,944,000 at December 31, 1997 to $35,577,000 at June 30, 1998, an increase of $1,633,000 or 4.8%.
Other liabilities increased from $2,359,000 at December 31, 1997 to $2,834,000 at June 30, 1998, an increase of $475,000 or 20.1%
primarily because of an increase in accrued principal and interest payments on serviced loans.

     Total stockholders' equity capital increased by $1,246,000 or 3.3%, from $37,970,000 at December 31, 1997 to $39,216,000 at
June 30, 1998. The increase was caused by the earnings of the Company during the six months ended June 30, 1998 and the allocation of shares in the Company's stock-based compensation plans.

Comparison of Operating Results for the Six Months Ended June 30,
1998 and June 30, 1997

     Net income for the six months ended June 30, 1998 increased by $80,000 from $865,000 for the six months ended June 30, 1997 to $945,000 for the six months ended June 30, 1998. The increase was primarily due to increased net interest income and net gains on loan sales which was partially offset by increased noninterest expense.

Interest Income
     Interest on loans increased by $650,000 or 7.3%, from $8,885,000 for the six months ended June 30, 1997 to $9,535,000 for the six months ended June 30, 1998. The increase was due to a higher average balance of loans financed by borrowings from the FHLB. The borrowings were invested primarily in one-to-four family and commercial loans. Interest on investments decreased from $1,024,000 for the six months ended June 30, 1997 to $936,000 for the six months ended June 30, 1998, a decrease of $88,000 or 8.6%.

Interest Expense
     Interest on savings deposits remained relatively constant, decreasing $27,000 or 0.6%, from $4,843,000 for the six months ended June 30, 1997 to $4,816,000 for the six months ended June 30, 1998. The interest on borrowings increased by $179,000 or 21.2%, from $843,000 for the six months ended June 30, 1997 to $1,022,000 for the six months ended June 30, 1998 as a result of increased average borrowings from the FHLB in 1998.

Noninterest Income
     Total noninterest income increased by $235,000 or 35.3%, from $665,000 for the six months ended June 30, 1997 to $900,000 for the six months ended June 30, 1998. The increase was primarily due to an increase in net gains on loan sales. Net gains on loan sales increased by $363,000 or 327.0%, from $111,000 for the six months ended June 30, 1997 to $474,000 for the six months ended June 30, 1998, because of an increase in loan sales in the six months ended June 30, 1998. This increase was offset by a decrease in loan servicing fees from $109,000 for the six months ended June 30, 1997 to $26,000 for the six months ended June 30, 1998, a decrease of $83,000 or 76.1%. This decrease was due to the amortization of previously capitalized mortgage servicing rights.

Noninterest Expense
     Total noninterest expense increased by $440,000 or 13.2%, from $3,324,000 for the six months ended June 30, 1997 to $3,764,000 for the six months ended June 30, 1998. Salaries and benefits increased by $152,000 or 7.8%, from $1,947,000 for the six months ended June 30, 1997 to $2,099,000 for the six months ended June 30, 1998, due to the increase in the price of the Company's stock which is used to fund the ESOP stock based compensation program and the additional compensation expense from the new full-service facility that was opened in the third quarter of 1997. Net occupancy expenses increased by $100,000 or 23.3%, from $429,000 for the six months ended June 30, 1997 to $529,000 for the six months ended June 30, 1998, primarily because of the new full-service office and administrative facility. Deposit insurance/OTS expense increased by $35,000, from $63,000 for the three months ended June 30, 1997 to $98,000 for the six months ended June 30, 1998, because of the utilization of a deposit insurance credit utilized in the first quarter of 1997.

Provision for Loan Losses
     The provision for loan losses increased from $150,000 for the six months ended June 30, 1997 to $225,000 for the six months ended June 30, 1998, an increase of $75,000 or 50.0%. The increase was made because of the increase in the origination of commercial loans, the continued growth of the loan portfolio and management's evaluation of the loan portfolio. While management believes that the allowance for loan losses is sufficient based on information currently available, no assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for losses which may adversely affect net income.

Income Tax Expense
     Income tax expense increased from $549,000 for the six months ended June 30, 1997 to $599,000 for the six months ended June 30, 1998, an increase of $50,000 or 9.1%. The increase was due to the increase in net income for the six months ended June 30, 1998. The effective tax rates for the six months ended June 30, 1998 and 1997 were 38.8% and 38.8%, respectively.

Comparison of Operating Results for the Three Months Ended June
30, 1998 and June 30, 1997

     Net income for the three months ended June 30, 1998 decreased by $9,000 from $444,000 for the three months ended June 30, 1997 to $435,000 for the three months ended June 30, 1998. The decrease was due to increased noninterest expense which was offset by increased net interest income and net gains on loan sales.

Interest Income
     Interest on loans increased by $136,000 or 3.0%, from $4,588,000 for the three months ended June 30, 1997 to $4,724,000 for the three months ended June 30, 1998. Interest on investments increased from $498,000 for the three months ended June 30, 1997 to $557,000 for the three months ended June 30, 1998, an increase of $59,000 or 11.8%. The increase was due to the higher average balances in interest-bearing demand deposit accounts.

Interest Expense
     Interest on savings deposits decreased from $2,431,000 for the three months ended June 30, 1997 to $2,414,000 for the three months ended June 30, 1998, a decrease of $17,000 or 0.7%. The interest on borrowings increased by $40,000 or 8.2%, from $487,000 for the three months ended June 30, 1997 to $527,000 for the three months ended June 30, 1998 due to higher average borrowings during the period.

Noninterest Income
     Total noninterest income increased by $124,000 or 36.2%, from $343,000 for the three months ended June 30, 1997 to $467,000 for the three months ended June 30, 1998. The increase was due to the increase in net gains on loan sales. Net gains on loan sales increased by $159,000 or 252.4%, from $63,000 for the three months ended June 30, 1997 to $222,000 for the three months ended June 30, 1998.

Noninterest Expense
     Total noninterest expense increased by $266,000 or 15.6%, from $1,710,000 for the three months ended June 30, 1997 to $1,976,000 for the three months ended June 30, 1998. Salaries and benefits increased by $76,000 or 7.5%, from $1,008,000 for the three months ended June 30, 1997 to $1,084,000 for the three months ended June 30, 1998, due to the increase in the price of the Company's stock which is used to fund the ESOP stock based compensation program and the additional compensation expense from the new full-service facility that was opened in the third quarter of 1997. Net occupancy expenses increased by $55,000 or 25.9%, from $212,000 for the three months ended June 30, 1997 to $267,000 for the three months ended June 30, 1998, primarily because of the new full-service office and administrative facility.

Provision for Loan Losses
     The provision for loan losses increased from $75,000 for the three months ended June 30, 1997 to $120,000 for the three months ended June 30, 1998 an increase of $45,000 or 60.0%. The increase was made because of the increase in the origination of commercial loans, the continued growth of the loan portfolio and management's evaluation of the loan portfolio. While management believes that the allowance for loan losses is sufficient based on information currently available, no assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for losses which may adversely affect net income.

Income Tax Expense
     Income tax expense decreased from $282,000 for the three months ended June 30, 1997 to $276,000 for the three months ended June 30, 1998, a decrease of $6,000 or 2.1%. The decrease was due to the decrease in net income for the three months ended June 30, 1998. The effective tax rates for the three months ended June 30, 1998 and 1997 were 38.8% and 38.8%, respectively.

Liquidity and Capital Resources
     The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, sales of loans and securities and FHLB advances. While maturing and scheduled amortization of loans are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank's liquidity requirement, which may be varied at the direction of the OTS depending on economic conditions and deposit flows, is based upon a percentage of the Bank's deposits and short-term borrowings. The Bank is currently required by the OTS to maintain a ratio of liquid assets of 4.0%. At June 30, 1998 and 1997, the Bank's liquidity ratio was 14.6% and 14.9%, respectively. Management maintains its liquid assets in accordance with regulatory requirements.

     At June 30, 1998, the Bank exceeded all of its regulatory capital requirements with Tier 1 core capital of $31.2 million, or 11.4% of adjusted assets, which is above the required level of $11.0 million or 4.0%; and risk-based capital of $32.3 million or 18.3% of risk-weighted assets, which is above the required level of $14.1 million or 8.0%.

     The Company's most liquid assets are cash and interest-bearing demand accounts. The level of these accounts is dependent on the operating, financing, lending and investing activities during any given period. At June 30, 1998, cash and interest-bearing deposits totaled $21.8 million or 7.8% of the Company's total assets.

     The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances. At June 30, 1998, the Bank had outstanding advances with the FHLB of $35.6 million. The FHLB maintains two limitations on the availability based on FHLB stock ownership and total assets. The Bank currently meets the stock limitation; however, this limit may be raised by the purchase of additional FHLB stock. Based on the total assets limitations, the Bank may increase its borrowings with the FHLB by $60.6 million. Depending upon market conditions and the pricing of deposit products and FHLB borrowings, the Bank may utilize FHLB advances to fund loan originations.

     At June 30, 1998 the Bank had commitments to originate loans and unused lines of credit totaling $31.0 million. Certificate accounts which are scheduled to mature in one year or less from June 30, 1998 totaled $107.5 million. The Bank anticipates that it will have sufficient funds to meet its current loan commitments and maturing deposits.

Accounting Changes
     In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.130,
'Reporting Comprehensive Income' (SFAS No. 130), which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as 'the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investment by owners and distributions to owners.'
The comprehensive income and related cumulative equity impact of comprehensive income items will be required to be disclosed prominently as part of the notes to the financial statements.
Only the impact of unrealized gains or losses on securities available for sale is expected to be disclosed as an additional component of the Company's income under the requirements of SFAS
No. 130. This statement is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 in
1998. At June 30, 1998 and 1997, the amounts to be disclosed by the Company under the SFAS No. 130 are considered immaterial and are therefor not shown in the accompanying financial statements.
     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities', which establishes accounting and reporting standards for derivative instruments.
It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all periods beginning after June 15, 1999. The
Company will adopt Standard 133 during fiscal year 2000 and does not anticipate any impact to its financial statements.

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

                                11
Item 3: Quantitative and Qualitative Disclosures About Market
Risk

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

The Bank believes it is critical to manage the relationship between interest rates and the effect on its net portfolio value
(NPV). This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance sheet contracts. The Bank manages assets and liabilities within the context of the marketplace, regulatory limitations, and within its operation on the amount of change in NPV which is acceptable given interest rate changes.

Presented below, as of March 31, 1998, is an analysis performed by the Office of Thrift Supervision ( OTS') of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 400 basis points. This data is presented as of March 31, 1998 since data from the most recent quarter
(June 30, 1998) is not yet available from the OTS. Management believes there has been no significant change in interest rate risk measures since March 31, 1998.

                    Net Portfolio Value  NPV as % of PV of Assets
Change     Amount    Change     Change
in Rates  (000's)    (000's)      %       NPV Ratio      Change
--------   ------    -------    ------    ---------      ------
(C>
+400 bp   28,922     (9,627)    (25%)        11.08%    (262 bp)
+300 bp   31,990     (6,559)    (17%)        12.00%    (170 bp)
+200 bp   34,791     (3,758)    (10%)        12.79%    (91 bp)
+100 bp   37,104     (1,445)    (4%)         13.39%    (31 bp)
   0 bp   38,549                             13.70%
-100 bp   38,968      420       1%           13.69%    (1 bp)
-200 bp   38,218     (330)     (1)%          13.32%    (38 bp)
-300 bp   37,665     (884)     (2)%          13.02%    (68 bp)
-400 bp   37,832     (716)     (2)%          12.93%    (77 bp)

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

     Item 2.   Changes in Securities and Use of Proceeds
               Not applicable.

     Item 3.   Defaults Upon Senior Securities
               Not applicable.

     Item 4.   Submission of Matters to a Vote of Security
               Holders
               (a) The company's Annual Meeting of shareholders was held on April 27, 1998.
               (b)  See Item 4-c below.
               (c) At such meeting, the shareholders approved the following matters:

               1. The election of the following individuals as Directors.

                           Votes For    Votes Withheld   Term
                           ---------    --------------   ----
Ronald C. Wells            2,149,605        20,739      3 years
Paul J. Hoffman            2,149,805        20,539      3 years
L. Carl Borngasser, Jr.    2,142,895        27,449      1 year

     Additionally, the following individuals represent the names of the other Directors whose terms of office as a Director continued after the meeting:

               C. William Landefeld
               Lyle J. Honnegger

               2. The ratification of Olive LLP as independent auditors for the Company for the fiscal year ending December 31, 1998, as reflected by 2,136,197 votes for, 30,737 votes against, 3,410 abstentions and no broker non-votes.

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

                          Exhibit Index
                          -------------

                                                       Page
                                                       ----
11.0 Statement re: Computation of Per Share Earnings   15

27.0 Financial Data Schedule (submitted only in electronic format)

Exhibit 11.0   Statement re: Computation of Per Share Earnings
               (Unaudited)

     Earnings per share were computed as follows (dollar amounts in thousands except share data):

                                        Weighted
                                        Average        Per Share
                              Income    Shares         Amount
                              ------    --------       ---------
For the six months ended
June 30, 1998:
Basic Earnings per Share:
  Income available to
  common stockholders         $   945   2,304,304      $0.41
Effect of Dilutive
Securities
  Stock options                           113,926
  Unearned incentive plan
   shares                                  72,017
Diluted Earnings Per Share
  Income available to common
   stockholders and
   assumed conversions        $  945    2,490,247      $0.38

For the six months ended
June 30, 1997:
Basic Earnings per Share:
     Income available to
      common stockholders     $  865    2,451,708      $0.35
Effect of Dilutive
Securities:
     Stock options                         54,825
     Unearned incentive
      plan shares                          88,635
                                        ---------
Diluted Earnings per Share:
     Income available to
     common stockholders
     and assumed conversions  $  865    2,595,168      $0.33
                              ------    ---------      -----
                              ------    ---------      -----

                                        Weighted
                                         Average       Per Share
                              Income      Shares         Amount
                              ------    --------       ---------
For the three months ended
June 30, 1998:
--------------------------
Basic Earnings per Share:
  Income available to common
    stockholders              $435      2,307,747      $0.19
Effect of Dilutive Securities
  Stock options                           110,189
  Unearned incentive plan
    shares                                 69,305
                                        ---------
Diluted Earnings Per Share
  Income available to common
   stockholders and assumed
   conversions                $435      2,487,241      $0.17
                              ----      ---------      -----
                              -----     ---------      -----

For the three months ended
June 30, 1997:
---------------------------
Basic Earnings per Share:
  Income available to common
   stockholders               $444      2,407,953      $0.18
Effect of Dilutive
Securities:
  Stock Options                            58,456
  Unearned incentive plan
   shares                                  86,577
                                        ---------
Diluted Earnings per Share:
  Income available to
   common stockholders and
   assumed conversions        $444      2,552,986      $0.17
                              ----      ---------      -----
                              ----      ---------      -----

                                16


                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Citizens First Financial Corp.


Date:  August 14, 1998        /s/  C. William Landefeld
                              --------------------------------
                              C. William Landefeld
                              President

Date:  August 14, 1998        /s/  Dallas G. Smiley
                              --------------------------------
                              Dallas G. Smiley
                              Chief Financial Officer



