Form 10-Q
period 1998-09-30
CITIZENS FIRST FINANCIAL CORP
filed 1998-11-16
CIK 1006265

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-Q


QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the quarterly period ended September 30, 1998
                               ------------------
Commission File Number 1-14274
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


     As of November 2, 1998, the Registrant had 2,288,522 shares of Common Stock outstanding .

                                Table of Contents

PART I - FINANCIAL INFORMATION                              Page
------------------------------                              ----

     Item 1.   Financial Statements
               Consolidated Balance Sheet as of September
               30, 1998 and December 31, 1997                    1

               Consolidated Income Statement for the Nine
               Months Ended September 30, 1998 and 1997          2

               Consolidated Income Statement for the Three
               Months Ended September 30, 1998 and 1997          3

               Consolidated Statement of Comprehensive Income
               for the Three and Nine Months Ended
               September 30, 1998 and 1997                       4

               Consolidated Statement of Cash Flows for the
               Nine Months Ended September 30, 1998 and 1997     5

     Item 2.   Management's Discussion and Analysis
               of Financial Condition and Results of Operations  7

     Item 3.   Quantitative and Qualitative Disclosures About
               Market Risk                                       14

PART II - OTHER INFORMATION
---------------------------

     Item 1.   Legal Proceedings                                 15
     Item 2.   Change in Securities and Use of Proceeds          15
     Item 3.   Defaults Upon Senior Securities                   15
     Item 4.   Submission of Matters to a Vote of Security
               Holders                                           15
     Item 5.   Other Information                                 15
     Item 6.   Exhibits and Reports on Form 8-K                  15
     Signatures                                                  18

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

                  CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY

PART I. -- FINANCIAL INFORMATION

        Citizens First Financial Corp. and Subsidiary
              Consolidated Balance Sheet
       As of September 30, 1998 and December 31, 1997

                                      September 30,  December 31,
                                          1998          1997
                                   (Unaudited and in thousands)
ASSETS
   Cash and due from banks              $  5,374    $  4,622
   Interest-bearing demand deposits       14,343       3,317
                                         -------     -------
     Total cash and cash equivalents      19,717       7,939
   Investment securities - available
     for sale                             17,757      19,302
   Mortgage loans held for sale            3,255       2,394
   Loans                                 230,844     230,309
     Allowance for loan losses            (1,068)       (840)
                                         --------    --------
       Net loans                         229,776     229,469
   Premises and equipment                  8,163       8,408
   Federal Home Loan Bank of Chicago
    stock                                  1,834       2,453
   Foreclosed real estate                    754         605
   Other assets                            4,193       3,030
                                        --------    --------
        Total assets                    $285,449    $273,600
                                        --------    --------
                                        --------    --------
LIABILITIES AND EQUITY CAPITAL
Liabilities
   Deposits                             $203,958     198,633
   Federal Home Loan Bank advances        38,494      33,944
   Advances by borrowers for taxes
     and insurance                           236         694
   Other liabilities                       4,995       2,359
                                        --------    --------
        Total liabilities                247,683     235,630
                                        --------    --------

Equity Capital
   Preferred stock, $.01 par value
     Authorized and unissued -
     1,000,000 shares                      ---         ---
   Common stock, $.01 par value;
     8,000,000 shares authorized,
     2,817,500 shares issued and
     outstanding                             28           28
   Paid-in-capital                       27,378       27,194
   Retained earnings - substantially
     restricted                          19,616       18,184
   Net unrealized loss on securities
     available for sale                     (12)        (100)
   Less:
     Treasury shares, 426,379 and
       281,750                           (6,903)      (4,520)
     Unearned incentive plan shares        (972)      (1,206)
     Unearned Employee Stock Option
       Plan shares                       (1,369)      (1,610)
                                         -------     --------
       Total equity capital              37,766       37,970
                                       --------     --------
         Total liabilities and
         equity capital                $285,449     $273,600
                                       --------     --------
                                       --------     --------

See notes to consolidated financial statements.

Citizens First Financial Corp. and Subsidiary
Consolidated Income Statements

                                        For the nine months
                                        ended September 30,
                                          1998           1997
                                (Unaudited and in thousands
                                      except share data)
Interest income:
  Interest on loans                     $   14,371     $   13,546
  Interest on investments                    1,414          1,472
                                        ----------     ----------
      Total interest income                 15,785         15,018
Interest expense:
  Interest on savings deposits               7,205          7,250
  Interest on borrowings                     1,565          1,410
                                        ----------     ----------
      Total interest expense                 8,770          8,660
                                        ----------     ----------
         Net interest income                 7,015          6,358
Provision for loan losses                      345            225
                                        ----------     ----------
         Net interest income after
         provision for loan losses           6,670          6,133
Noninterest income:
   Net realized gains on sales of
     available for sale securities              17             11
   Net gains on loan sales                     615            177
   Other operating income                      638            792
                                        ----------     ----------
      Total noninterest income               1,270            980
                                        ----------     ----------

Noninterest expense:
   Salaries and employee benefits            3,199          2,946
   Net occupancy and equipment expenses        799            685
   Deposit insurance/OTS expense               146            124
   Data processing fees                        364            310
   Other operating expense                   1,090          1,032
                                        ----------     ----------
      Total noninterest expense              5,598          5,097
                                        ----------     ----------

Income before income tax                     2,342          2,016
      Income tax expense                       909            792
                                        ----------     ----------
Net income                                  $1,433         $1,224
                                        ----------     ----------
                                        ----------     ----------

Net earnings per share
   Assuming no dilution                     $0.63          $0.49
   Weighted average shares outstanding  2,286,201      2,490,517

   Assuming full dilution                   $0.58          $0.44
    Weighted average shares outstanding 2,454,009      2,769,856

See notes to consolidated financial statements.

Citizens First Financial Corp. and Subsidiary
Consolidated Income Statement

                                        For the three months
                                         ended September 30,
                                           1998           1997
                                      (Unaudited and in thousands
                                           except share data)
Interest income:
  Interest on loans                     $    4,836     $    4,661
  Interest on investments                      478            448
                                        ----------     ----------
      Total interest income                  5,314          5,109
Interest expense:
  Interest on savings deposits               2,389          2,407
  Interest on borrowings                       543            567
                                        ----------     ----------
      Total interest expense                 2,932          2,974
                                        ----------     ----------
         Net interest income                 2,382          2,135
Provision for loan losses                      120             75
                                        ----------     ----------
Net interest income after provision
  for loan losses                            2,262          2,060
Noninterest income:
   Net realized gains on sales of
     available for sale securities              15              0
   Net gains on loan sales                     141             66
   Other operating income                      214            249
                                        ----------     ----------
      Total noninterest income                 370            315
                                        ----------     ----------

Noninterest expense:
   Salaries and employee benefits            1,100            999
   Net occupancy and equipment expenses        270            256
   Deposit insurance/OTS expense                48             61
   Data processing fees                        121            111
   Other operating expense                     295            346
                                        ----------     ----------
      Total noninterest expense              1,834          1,773
                                        ----------     ----------
Income before income tax                       798            602
      Income tax expense                       310            243
                                        ----------     ----------
Net income                                    $488           $359
                                        ----------     ----------
                                        ----------     ----------

Net earnings per share
   Assuming no dilution                      $0.22          $0.15
   Weighted average shares outstanding   2,253,397      2,422,586

   Assuming full dilution                    $0.20          $0.13
    Weighted average shares outstanding  2,384,927      2,688,242

See notes to consolidated financial statements.

                  Citizens First Financial Corp. and Subsidiary
                  Consolidated Statement of Comprehensive Income

                                        For the three       For the nine
                                        months ended        months ended
                                     September 30, 1998  September 30, 1998
                                        (Unaudited and in thousands)
                                   ------------------------------------------

Net income                                   $488                     $1,433

Other comprehensive income, net
 of tax
 Unrealized gains on securities:
 Unrealized holding gain arising
 during the period                 63                       88
   Less: Reclassification
   adjustment for gains included
   in net income                    0                         0
                                   ----                     ----
Comprehensive income                           63                          88
                                             -----                    -------

                                             $551                      $1,521
                                             -----                    -------
                                             -----                    -------

                                        For the three       For the nine
                                        months ended        months ended
                                     September 30, 1997  September 30, 1997
                                        (Unaudited and in thousands)
                                   ------------------------------------------
Net income                                   $359                     $1,224

Other comprehensive income,
 net of tax
   Unrealized gains on
   securities:
     Unrealized holding gain
     arising during the
     period                        42                     112
       Less: Reclassification
       adjustment for gains
       included in net income       0                       0
                                   ----                  -----
Comprehensive income                           42                        112
                                             -----                    -------
                                             $401                     $1,336
                                             -----                    -------
                                             -----                    -------

See notes to consolidated financial statements.
                                        4

Citizens First Financial Corp. and Subsidiary
Consolidated Statement of Cash Flows

                                             For the nine months
                                             ended September 30,
                                               1998        1997
                                             (Unaudited and in
                                                 thousands)
Operating activities:
   Net income                                $ 1,433     $ 1,224
   Adjustments to reconcile net
     income to net cash provided by
     operating activities
   Provision for loan losses                     345         225
   Investment securities gains                   (17)        (11)
   ESOP compensation expense                     452         376
   Incentive plan compensation expense           206         211
   Investment securities amortization, net        44          31
   Net gains on sale of loans                   (615)       (177)
   Net losses on sale of foreclosed property      43           0
   Net gains on sale of property
    and equipment                                  0         (13)
   Depreciation                                  449         340
   Loans originated for sale                 (43,088)    (15,601)
   Proceeds from sale of loans                42,842      11,767
   Change in:
      Other liabilities                        2,636         (98)
      Prepaid expenses and other assets       (1,163)       (539)
                                             -------     -------
   Net cash (used) provided by operating
     activities                                3,567      (2,265)
                                             -------     --------

Investing Activities:
   Purchase of securities available for
     sale                                     (8,121)     (1,992)
   Proceeds from maturities and principal
     paydowns on securities available
     for sale                                  4,360       4,293
   Proceeds from sales of securities
     available for sale                        5,367       1,670
   Redemption (purchase) of Federal Home
     Loan Bank stock                             619        (445)
   Proceeds from maturities and principal
     paydowns on securities held-to-
     maturity                                      0         500
   Other net changes in loans                 (1,567)    (14,637)
   Proceeds from sale of foreclosed
     property                                    723         395
   Purchase of premises and equipment           (204)     (2,347)
   Proceeds from sale of property and
     equipment                                     0          13
                                             -------     --------
      Net cash (used) provided by
      investing activities                     1,177     (12,550)
                                             -------     --------

Financing Activities:
   Net change in deposits                      5,325      (6,921)
   Proceeds from FHLB advances                 9,000      26,480
   Repayment of FHLB advances                 (4,450)       (583)
   Purchase of incentive plan stock                0        (753)
   Purchase of treasury stock shares          (2,383)     (3,295)
   Net changes in advances by borrowers
     for taxes and insurance                    (458)       (429)
                                             -------     -------
      Net cash provided by
       financing activities                    7,034      14,499
                                             -------     -------

Net change in cash and cash equivalents       11,778        (316)
Cash and cash equivalents, beginning
  of period                                    7,939       7,007
                                             -------     -------
Cash and cash equivalents, end of period     $19,717     $ 6,691
                                             -------     -------
                                             -------     -------

Additional cashflows and supplementary
information:
   Interest paid                             $ 7,587     $ 8,393
   Income tax paid                               776         785
   Loans transferred to foreclosed
     property                                    915         326

See notes to consolidated financial statements.
                                        5

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


2.   Statement of Information Furnished
     ----------------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Rule 10-01 of Regulation S-X, and in the opinion of management reflects all adjustments necessary to present a fair statement of the financial position as of September 30, 1998 and December 31, 1997, the results of operations for the nine and three months ended September 30, 1998 and 1997 and the cash flows for the nine months ended September 30, 1998 and 1997. All adjustments to the financial statements were of a normal recurring nature. These results have been determined on the basis of generally accepted accounting principles. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire fiscal year.
     The consolidated financial statements are those of the Company and the Bank. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, dated January 28, 1998, included in the Company's 1997 Annual Report to Shareholders.

3.   Earnings Per Share
     ------------------

     Basic earnings per share have been computed based upon the weighted average common shares outstanding for the nine and three months ended September 30, 1998 and 1997. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operation
          --------------------

     Citizens First Financial Corp. is the holding company for Citizens Savings Bank F.S.B. The Bank has two wholly-owned service corporations, CSL Service Corporation and Fairbury Financial Service Corp. CSL Service Corporation is an Illinois-chartered corporation that has been inactive, but began the sale of tax-deferred annuities at the end of 1996. Fairbury Financial Services Corp. is an Illinois-chartered corporation that currently services previously sold tax-deferred annuities and long-term care insurance policies that it sold on an agency basis.

     On September 15, 1998, the Company received approval from the Office of Thrift Supervision ('OTS') for the repurchase of 5% or 120,449 of its common stock. As of September 30, 1998 the Company had repurchased 17,850 shares under this plan. This repurchase was completed on October 14, 1998.

Comparison of Financial Condition at September 30, 1998 and December 31, 1997

     Total assets increased from $273.6 million at December 31, 1997 to $285.4 million at September 30, 1998. The $11.8 million or 4.3% increase was primarily due to the increase in interest-bearing demand deposits.

     Cash and cash equivalents increased from $7,939,000 at December 31, 1997 to $19,717,000 at September 30, 1998, an increase of $11,778,000 or 148.4%. This increase was primarily the result of increased deposits and borrowings from the Federal Home Loan Bank of Chicago (the 'FHLB').

     Net loans, including loans held for sale, increased from $231,863,000 at December 31, 1997 to $233,031,000 at September 30,1998, an increase of $1,168,000 or 0.5%.

     Deposits increased from $198,633,000 at December 31, 1997 to $203,958,000 at September 30, 1998, an increase of $5,325,000 or 2.7%.

     Borrowings from the FHLB increased from $33,944,000 at December 31, 1997 to $38,494,000 at September 30, 1998, an increase of $4,550,000 or 13.4%. Other liabilities increased from $2,359,000 at December 31, 1997 to $4,995,000 at September 30, 1998, an increase of $2,636,000 or 111.7% primarily because of an increase in accrued principal and interest payments on serviced loans.

     Total stockholders' equity capital decreased by $204,000 or 0.5%, from $37,970,000 at December 31, 1997 to $39,216,000 at September 30, 1998. The
decrease was caused by the repurchase of the Company's stock, offset by earnings of the Company during the nine months ended September 30, 1998 and the allocation of shares in the Company's stock-based compensation plans.

Comparison of Operating Results for the Nine Months Ended September 30, 1998 and September 30, 1997
     Net income for the nine months ended September 30, 1998 increased by $209,000 from $1,224,000 for the nine months ended September 30, 1997 to $1,433,000 for the nine months ended September 30, 1998. The increase was primarily due to increased net interest income and net gains on loan sales which was partially offset by increased noninterest expense.

Interest Income
     Interest on loans increased by $825,000 or 6.1%, from $13,546,000 for the nine months ended September 30, 1997 to $14,371,000 for the nine months ended September 30, 1998. The increase was due to a higher average balance of loans financed by borrowings from the FHLB. The borrowings were invested primarily in one-to-four family and commercial loans. Interest on investments decreased from $1,472,000 for the nine months ended September 30, 1997 to $1,414,000 for the nine months ended September 30, 1998, a decrease of $58,000 or 3.9%. Interest Expense
     Interest on savings deposits remained relatively constant, decreasing $45,000 or 0.6%, from $7,250,000 for the nine months ended September 30, 1997 to $7,205,000 for the nine months ended September 30, 1998. The interest on borrowings increased by $155,000 or 11.0%, from $1,410,000 for the nine months ended September 30, 1997 to $1,565,000 for the nine months ended September 30, 1998 as a result of increased average borrowings from the FHLB in 1998.

Noninterest Income
     Total noninterest income increased by $290,000 or 29.6%, from $980,000 for the nine months ended September 30, 1997 to $1,270,000 for the nine months ended September 30, 1998. The increase was primarily due to an increase in net gains on loan sales. Net gains on loan sales increased by $438,000 or 247.5%, from $177,000 for the nine months ended September 30, 1997 to $615,000 for the nine months ended September 30, 1998, because of an increase in loan sales in the nine months ended September 30, 1998. This increase was offset by a decrease in loan servicing fees from $156,000 for the nine months ended September 30, 1997 to $12,000 for the nine months ended September 30, 1998, a decrease of $144,000 or 92.3%. This decrease was due to the amortization of previously capitalized mortgage servicing rights.

Noninterest Expense
     Total noninterest expense increased by $501,000 or 9.8%, from $5,097,000 for the nine months ended September 30, 1997 to $5,598,000 for the nine months ended September 30, 1998. Salaries and benefits increased by $253,000 or 8.6%, from $2,946,000 for the nine months ended September 30, 1997 to $3,199,000 for the nine months ended September 30, 1998, due to the increase in the price of the Company's stock which is used to fund the ESOP stock based compensation program and the additional compensation expense from the new full-service facility that was opened in the third quarter of 1997. Net occupancy expenses increased by $114,000 or 16.6%, from $685,000 for the nine months ended September 30, 1997 to $799,000 for the nine months ended September 30, 1998, primarily because of the new full-service office and administrative facility. Deposit insurance/OTS expense increased by $22,000, from $124,000 for the nine months ended September 30, 1997 to $146,000 for the nine months ended September 30, 1998 because of the utilization of a deposit insurance credit utilized in the first quarter of 1997.

Provision for Loan Losses
     The provision for loan losses increased from $225,000 for the nine months ended September 30, 1997 to $345,000 for the nine months ended September 30, 1998 an increase of $120,000 or 53.3%. The increase was made because of the increase in the origination of commercial loans, the continued growth of the loan portfolio and management's evaluation of the loan portfolio. While management believes that the allowance for loan losses is sufficient based on information currently available, no assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for losses which may adversely affect net income.

Income Tax Expense
     Income tax expense increased from $792,000 for the nine months ended September 30, 1997 to $909,000 for the nine months ended September 30, 1998, an increase of $117,000 or 14.8%. The increase was due to the increase in net income for the nine months ended September 30, 1998. The effective tax rates for the nine months ended September 30, 1998 and 1997 were 38.8% and 39.3%, respectively.

Comparison of Operating Results for the Three Months Ended September 30, 1998 and September 30, 1997

     Net income for the three months ended September 30, 1998 increased by $129,000 from $359,000 for the three months ended September 30, 1997 to $488,000 for the three months ended September 30, 1998. The increase was due to increased net interest income and net gains on loan sales, offset by higher noninterest expense.

Interest Income
     Interest on loans increased by $175,000 or 3.8%, from $4,661,000 for the three months ended September 30, 1997 to $4,836,000 for the three months ended September 30, 1998. Interest on investments increased from $448,000 for the three months ended September 30, 1997 to $478,000 for the three months ended September 30, 1998, an increase of $30,000 or 6.7%. The increase was due to the higher average balances in interest-bearing demand deposit accounts.

Interest Expense
     Interest on savings deposits decreased from $2,407,000 for the three months ended September 30, 1997 to $2,389,000 for the three months ended September 30, 1998, a decrease of $18,000 or 0.7%. The interest on borrowings decreased by $24,000 or 4.2%, from $567,000 for the three months ended September 30, 1997 to $543,000 for the three months ended September 30, 1998.

Noninterest Income
     Total noninterest income increased by $55,000 or 17.5%, from $315,000 for the three months ended September 30, 1997 to $370,000 for the three months ended September 30, 1998. The increase was due to the increase in net gains on loan sales. Net gains on loan sales increased by $75,000 or 113.6%, from $66,000 for the three months ended September 30, 1997 to $141,000 for the three months ended September 30, 1998.

Noninterest Expense
     Total noninterest expense increased by $61,000 or 3.4%, from $1,773,000 for the three months ended September 30, 1997 to $1,834,000 for the three months ended September 30, 1998. Salaries and benefits increased by $101,000 or 10.1%, from $999,000 for the three months ended September 30, 1997 to $1,100,000 for the three months ended September 30, 1998, due to the increase in the price of the Company's stock which is used to fund the ESOP stock based compensation program and the additional compensation expense from the new full-service facility that was opened in the third quarter of 1997.

Provision for Loan Losses
     The provision for loan losses increased from $75,000 for the three months ended September 30, 1997 to $120,000 for the three months ended September 30, 1998 an increase of $45,000 or 60.0%. The increase was made because of the increase in the origination of commercial loans, the continued growth of the loan portfolio and management's evaluation of the loan portfolio. While management believes that the allowance for loan losses is sufficient based on information currently available, no assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for losses which may adversely affect net income.

Income Tax Expense
     Income tax expense increased from $243,000 for the three months ended September 30, 1997 to $310,000 for the three months ended September 30, 1998, an increase of $67,000 or 27.6%. The increase was due to the increase in net income for the three months ended September 30, 1998. The effective tax rates for the three months ended September 30, 1998 and 1997 were 38.8% and 40.4%, respectively.

Liquidity and Capital Resources
     The Bank's primary sources of funds are deposits, principal and interest payments on loans and securities, sales of loans and securities and FHLB advances. While maturing and scheduled amortization of loans are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank's liquidity requirement, which may be varied at the direction of the OTS depending on economic conditions and deposit flows, is based upon a percentage of the Bank's deposits and short-term borrowings. The Bank is currently required by the OTS to maintain a ratio of liquid assets of 4.0%. At September 30, 1998 and 1997, the Bank's liquidity ratio was 15.6% and 14.5%, respectively. Management maintains its liquid assets in accordance with regulatory requirements.

     At September 30, 1998, the Bank exceeded all of its regulatory capital requirements with Tier 1 core capital of $27.8 million, or 10.1% of adjusted assets, which is above the required level of $11.1 million or 4.0%; and risk-based capital of $28.9 million or 16.1% of risk-weighted assets, which is above the required level of $14.3 million or 8.0%.

     The Company's most liquid assets are cash and interest-bearing demand accounts. The level of these accounts is dependent on the operating, financing, lending and investing activities during any given period. At September 30, 1998, cash and interest-bearing deposits totaled $19.7 million or 6.9% of the Company's total assets.

     The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances. At September 30, 1998, the Bank had outstanding advances with the FHLB of $38.5 million. The FHLB maintains two limitations on the availability based on FHLB stock ownership and total assets. The Bank currently meets the stock limitation; however, this limit may be raised by the purchase of additional FHLB stock. Based on the total assets limitations, the Bank may increase its borrowings with the FHLB by $58.4 million. Depending upon market conditions and the pricing of deposit products and FHLB borrowings, the Bank may utilize FHLB advances to fund loan originations.

     At September 30, 1998 the Bank had commitments to originate loans and unused lines of credit totaling $32.4 million. Certificate accounts which are scheduled to mature in one year or less from September 30, 1998 totaled $95.8 million. The Bank anticipates that it will have sufficient funds to meet its current loan commitments and maturing deposits.

Accounting Changes
     In June, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No.130, 'Reporting Comprehensive Income' (SFAS No. 130), which establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as 'the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investment by owners and distributions to owners.' The comprehensive income and related cumulative equity impact of comprehensive income items will be required to be disclosed prominently as part of the notes to the financial statements. Only the impact of unrealized gains or losses on securities available for sale is expected to be disclosed as an additional component of the Company's income under the requirements of SFAS No. 130. This statement is effective for fiscal years beginning after December 15, 1997. The Company adopted SFAS No. 130 in 1998.
     In June, 1998, the FASB issued SFAS No. 133, 'Accounting for Derivative Instruments and Hedging Activities', which establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for all periods beginning after June 15, 1999. The Company will adopt Standard 133 during fiscal year 2000 and does not anticipate any impact to its financial statements.

Year 2000 Compliance
     The Year 2000 compliance issue exists because many computer systems and applications currently use two digit fields to designate a year. As the century date change occurs, date-sensitive systems may either fail or not operate properly unless the underlying programs are modified or replaced.
     The Bank's lending and deposit activities, like those of most financial institutions, depend significantly upon computer systems to process and record transactions. The Company is aware of the potential Year 2000 problems that may affect the operating systems that control our computers as well as those of our third-party data service providers that maintain many of our records. In 1997, the Bank began the process of identifying Year 2000 related problems that may affect the Bank's systems. A task force of Bank officers and employees was established to address the issues related to these problems. Outside consultants have and will be utilized when required to complete this project.
     The task force analyzed the Bank's operations and both identified those functions that would be affected by Year 2K issues and determined which of these functions were 'mission critical' (i.e. vital to the day-to-day operations of the Bank). A timetable was established for completion of the various sections of the project.
     The Bank is working with the companies that supply or service the Bank's computer systems to identify and remedy any year 2000 related systems. The Company's Board of Directors is monitoring the Bank's progress in addressing Year 2000 issues.

     Inventory and testing of the Bank's computer equipment will be completed in the fourth quarter of 1998. New equipment will be obtained to replace equipment that is not found to be Year 2000 compliant.
     The Bank's primary lending and savings systems are maintained by an independent data center. These systems have been identified as being mission critical to the Bank. The data center has completed the revision of the majority of their programs. Testing of these programs began in the third quarter of 1998 by representatives of the data center and their client advisory group utilizing tests that were developed by the group. The Bank participated in the development of this test plan. Corrections of any problems found were to be corrected and retested in the fourth quarter of 1998. Pending the successful completion of this phase of testing the data center will commence the testing of the interfaces that the data center customers utilize (e.g. automated teller machine networks, Federal Reserve data exchanges). They intend to complete this phase of testing by March 31, 1999.
     The data center is absorbing the direct expenses of making their computer programs Year 2000 compliant. The Bank's direct expenses to date (other than the salary of Company employees involved in the project) have been less than $10,000.
     Although the Company believes it is taking the necessary steps to address the Year 2000 compliance issue, no assurances can be given that some problems will not occur or that we ill not incur significant additional expenses in future periods. In the event that the Bank is ultimately required to purchase replacement computer systems, programs and equipment, or to incur substantial expenses to make the Bank's current systems, programs and equipment year 2000 compliant, the Company's net income, and financial condition could be adversely affected.
     Because the Bank's loan portfolio to individual borrowers is diversified and its market area does not depend significantly upon one employer or industry, it does not expect any Year 2000 related difficulties that may affect the Bank's depositors and borrowers to significantly affect the Company's net earnings or cash flow.
     The Company is developing a contingency plan to deal with the Year 2000 related issues. This program will provide for dealing with situations that might occur that are both related to the Bank's operation (e.g. computer system or equipment, liquidity) and those that are beyond the Company's control (e.g. power failure, phone/communication line failure). The plan will include methods to deal with these situations and continue to service the Bank's customers despite Year 2000 problems arising. The Company has established June 30, 1999 as a deadline for the completion of this plan.

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

The Bank believes it is critical to manage the relationship between interest rates and the effect on its net portfolio value ('NPV'). This approach calculates the difference between the present value of expected cash flows from assets and the present value of expected cash flows from liabilities, as well as cash flows from off-balance sheet contracts. The Bank manages assets and liabilities within the context of the marketplace, regulatory limitations, and within its operation on the amount of change in NPV which is acceptable given interest rate changes.

Presented below, from data as of June 30, 1998, is an analysis of the Bank's interest rate risk as measured by changes in NPV for instantaneous and sustained parallel shifts in the yield curve, in 100 basis point increments, up and down 400 basis points. This data is presented as of June 30, 1998 since the analysis of data from the most recent quarter (September 30, 1998) is not yet available. Management believes there has been no significant change in interest rate risk measures since June 30, 1998.

                         Net Portfolio Value           NPV as % of PV of Assets
Change     Amount          Change     Change
in Rates  (000's)         (000's)        %             NPV Ratio    Change
--------  -------         -------     ------           ---------    ------
+400 bp   27,202          (9,699)     (26 %)            10.37 %     (277 bp)
+300 bp   30,308          (6,592)     (18 %)            11.33 %     (181 bp)
+200 bp   33,146          (3,754)     (10 %)            12.16 %     ( 97 bp)
+100 bp   35,488          (1,413)     ( 4 %)            12.81 %     ( 33 bp)
   0 bp   36,901                                        13.14 %
-100 bp   37,512            612         2 %             13.21 %       7 bp
-200 bp   38,218            527         1 %             13.07 %     ( 7 bp)
-300 bp   37,665           1,025        3 %             13.10 %     ( 4 bp)
-400 bp   37,832           1,896        5 %             13.24 %      10 bp

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

     Item 2.   Changes in Securities and Use of Proceeds
               Not applicable.

     Item 3.   Defaults Upon Senior Securities
               Not applicable.

     Item 4.   Submission of Matters to a Vote of Security Holders
               Not applicable

     Item 5.   Other Information
               Not applicable

     Item 6.   Exhibits and Reports on Form 8-K
               a.  Exhibits
                    11.0 Statement re: Computation of Per Share Earnings
                         (filed herewith)
                    27.0 Financial Data Schedule *

               b    Reports on Form 8-K

                    On September 14, 1998, the Company filed a report on Form 8-K, announcing the completion of the repurchase of 5% of its outstanding common stock.

                    On September 24, 1998, the Company filed a report on Form 8-K, announcing the implementation of a stock repurchase program of 5% of its outstanding common stock.
                .
               * Submitted only in electronic format.

                                  Exhibit Index
                                  -------------

                                                       Page
                                                       ----
11.0 Statement re: Computation of Per Share Earnings    16

27.0 Financial Data Schedule (submitted only in electronic format)


Exhibit 11.0   Statement re: Computation of Per Share Earnings (Unaudited)

     Earnings per share were computed as follows (dollar amounts in thousands except share data):

                                                 Weighted
                                                  Average      Per Share
                                        Income    Shares         Amount
                                        ------    --------     ----------

For the nine months ended
September 30, 1998:
--------------------------
Basic Earnings per Share:
     Income available to common
     stockholders                       $  1,433  2,286,201      $0.63
Effect of Dilutive Securities
     Stock options                                   98,954
     Unearned incentive plan shares                  68,854
                                                  ---------
Diluted Earnings Per Share
     Income available to common
     stockholders and assumed
     conversions                        $  1,433  2,454,009      $0.58
                                        --------  ---------      ------
                                        --------  ---------      ------


For the nine months ended
September 30, 1997:
--------------------------
Basic Earnings per Share:
     Income available to common
     stockholders                       $ 1,224   2,490,517      $0.49
Effect of Dilutive Securities:
     Stock options                                  196,338
     Unearned incentive plan shares                  83,001
                                                  ---------

Diluted Earnings per Share:
     Income available to common
     stockholders and assumed
     conversions                        $ 1,224   2,769,856      $0.44
                                        -------   ---------      -----
                                        -------   ---------      -----

                                            Weighted
                                            Average        Per Share
                                   Income    Shares         Amount
For the three months ended
September 30, 1998:
--------------------------
Basic Earnings per Share:
     Income available to common
     stockholders                  $  488    2,253,397      $0.22
Effect of Dilutive Securities
     Stock options                              69,011
     Unearned incentive plan
     shares                                     62,519
                                             ---------
Diluted Earnings Per Share
     Income available to common
     stockholders and assumed
     conversions                   $  488    2,384,927      $0.20
                                   ------    ---------      -----
                                   ------    ---------      -----


For the three months ended
September 30, 1997:
--------------------------
Basic Earnings per Share:
     Income available to common
     stockholders                  $ 359     2,422,586      $0.15
Effect of Dilutive Securities:
     Stock options                             182,655
     Unearned incentive plan
     shares                                     83,001
                                             ---------
Diluted Earnings per Share:
     Income available to common
     stockholders and assumed
     conversions                   $ 359     2,688,242      $0.13
                                   -----     ---------      -----
                                   -----     ---------      -----

                                    SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Citizens First Financial Corp.


Date:   November 16, 1998     /s/  C. William Landefeld
                              ----------------------------------
                              C. William Landefeld
                              President

Date:   November 16, 1998     /s/  Dallas G. Smiley
                              ----------------------------------
                              Dallas G. Smiley
                              Chief Financial Officer