Form 10-Q/A
period 1998-06-30
CITIZENS FIRST FINANCIAL CORP
filed 1999-01-13
CIK 1006265

UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

                           FORM 10-Q/A


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

    101 N. Veterans Parkway, Bloomington, Illinois 61704
             (Address of principal executive offices)

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

     Registrant previously submitted its second quarter Form 10-Q with its Financial Data Schedule. Although transmission indicated the filing of the Financial Data Schedule, Registrant noticed that such did not appear on various EDGAR sites. Registrant has attempted to verify with the Securities and Exchange Commission (the 'SEC') the filing but the SEC could not confirm. Registrant is filing this amendment to retransmit the Financial Data Schedule.

                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Citizens First Financial Corp.


Date: January 6, 1999         /s/ C. William Landefeld
                              --------------------------------
                              C. William Landefeld
                              President

Date: January 6, 1999         /s/ Dallas G. Smiley
                              --------------------------------
                              Dallas G. Smiley
                              Chief Financial Officer