Form 10-K
period 1998-12-31
CITIZENS FIRST FINANCIAL CORP
filed 1999-03-31
CIK 1006265

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

              Annual Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended DECEMBER 31, 1998
                          Commission File No.: 1-14274

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

                  Registrant's telephone number: (309) 661-8700
        Securities registered pursuant to Section 12(g) of the Act: NONE
           Securities registered pursuant to Section 12(b) of the Act:

                     COMMON STOCK PAR VALUE $0.01 PER SHARE
                                (Title of class)

                             AMERICAN STOCK EXCHANGE
                     (Name of exchange on which registered)

         Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for past 90 days.   Yes [X]   No [_]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the registrant, I.E., persons other than directors and executive officers of the registrant is $30,680,271 and is based upon the last sales price as quoted on The American Stock Exchange for March 12, 1999.

         The Registrant had 2,204,417 shares of Common Stock outstanding as of March 12, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

         PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 1998, ARE INCORPORATED BY REFERENCE INTO PART II OF THIS FORM 10-K.

         PORTIONS OF THE PROXY STATEMENT FOR THE 1999 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

                                      INDEX

                                                                                                      PAGE
PART I

         Item 1   Business...............................................................................1
         Item 2   Properties............................................................................25
         Item 3   Legal Proceedings.....................................................................26
         Item 4   Submission of Matters to a Vote of Security Holders...................................26
         Supplemental Information - Executive Officers of the Registrant

PART II

         Item 5   Market for Registrant's Common Equity and Related Stockholder Matters.................27
         Item 6   Selected Financial Data...............................................................27
         Item 7   Management's Discussion and Analysis of Financial Condition and Results of
                  Operations............................................................................27
         Item 7A  Quantitative and Qualitative Disclosures about Market Risk............................27
         Item 8   Financial Statements and Supplementary Data...........................................27
         Item 9   Changes in and Disagreements With Accountants on Accounting and Financial
                  Disclosures...........................................................................27

PART III

         Item 10  Directors and Executive Officers of the Registrant....................................27
         Item 11  Executive Compensation................................................................28
         Item 12  Security Ownership of Certain Beneficial Owners and Management........................28
         Item 13  Certain Relationships and Related Transactions........................................28

PART IV
         Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K......................28

Signatures..............................................................................................30


                                     PART I

ITEM 1   BUSINESS

GENERAL

         Citizens First Financial Corp. (the "Company") was incorporated under Delaware law in January 1996. The Company completed its initial public offering of 2,817,500 shares of common stock on May 1, 1996 in connection with the conversion of Citizens Savings Bank, F.S.B (the "Bank") from the mutual to stock form of ownership (the "Conversion"). The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Securities and Exchange Commission ("SEC"). Currently, the Company does not transact any material business other than through its subsidiary, the Bank. At December 31, 1998, the Company had total assets of $287.3 million, total deposits of $208.1 million and total stockholders' equity of $36.0 million.

         The Bank was originally chartered in 1888 by the State of Illinois and in 1989 became a federally chartered savings bank. The Bank's principal business consists of the acceptance of retail deposits from the general public in the area surrounding its branch offices and the investment of those deposits, together with funds generated from operations and borrowings, in one- to four-family residential mortgage loans, multi-family, commercial real estate, consumer and other loans. The Bank originates loans for investment and for sale. Currently, it is the Bank's policy to sell, on a servicing retained basis, most longer-term fixed rate one- to four-family mortgage loans it originates as a method of controlling its growth, managing its interest rate risk and increasing its loan servicing fee income. The Bank's revenues are derived principally from interest on its mortgage, consumer and commercial loans, loan servicing fees and, to a lesser extent, the interest on its securities. The Bank's primary source of funds are deposits, principal and interest payments on loans and securities, borrowings from the Federal Home Loan Bank of Chicago and, to a lesser extent, proceeds from the sale of loans and securities. The Bank had two wholly-owned service corporations, CSL Service Corporation and Fairbury Financial Services Corp. CSL Service Corporation is an Illinois-chartered corporation that has had limited activity selling tax-deferred annuities. Fairbury Financial Services Corp., an Illinois-chartered corporation, that serviced previously sold tax deferred annuities and long-term care insurance policies that it sold on an agency basis was merged into CSL Service Corporation in January, 1999.

INVESTMENT ACTIVITIES

         The investment policy of the Bank, as approved by the Board of Directors, requires management to maintain adequate liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk. The Bank has invested primarily in U.S. Agency securities, corporate and mortgage-backed securities, a Federal Home Loan Bank demand investment account FDIC insured certificates of deposit with maturities not to exceed 90 days, mutual funds which qualify as liquid assets under the OTS regulations, federal funds and U.S. government sponsored agency issued mortgage-backed securities. SFAS 115 requires the Bank to designate its securities as held to maturity, available for sale or held for trading. The Bank does not currently maintain a portfolio of securities categorized as held to maturity or held for trading. The Bank's investment securities generally consist of U.S. Agency obligations and mortgage-backed and mortgage-related securities. The Bank's mortgage-backed securities consist of pass through certificates representing interests in pools of fixed and adjustable rate mortgage loans issued or guaranteed by FNMA, FHLMC or GNMA. At December 31, 1998, the Bank's portfolio of investment and mortgage-backed securities totaled $18.0 million, all of which was categorized as available for sale.

         In recent periods, the Bank has primarily invested in securities in order to maintain liquid assets for its operations and as a means of utilizing its excess funding not necessary for loan originations. The Board of Directors reviews all of the activity in the investment portfolio on a monthly basis.

LENDING ACTIVITIES

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

         ONE- TO FOUR-FAMILY MORTGAGE LENDING. The Bank currently offers both fixed-rate and adjustable-rate mortgage loans secured by one- to four-family residences located in the Bank's primary market area, with maturities of up to thirty years. While the Bank has originated such loans secured by properties outside its market area, substantially all of such loans at December 31, 1998 were secured by property located in the Bank's primary market area. One- to four-family mortgage loan originations are generally obtained from the Bank's loan representatives operating in its branch offices and their contacts with the local real estate industry, existing or past customers, and members of the local communities.

         MULTI-FAMILY LENDING. The Bank originates fixed and adjustable-rate multi-family mortgage loans generally secured by 5 to 70 unit apartment and student housing buildings located in the Bank's primary market area. In reaching its decision on whether to make a multi-family loan, the Bank considers the qualifications and financial condition of the borrower as well as the value and condition of the underlying property. The factors considered by the Bank include: the net operating income of the mortgaged premises before debt service and depreciation; the debt coverage ratio (the ratio of net earnings to debt service); and the ratio of loan amount to appraised value.

         COMMERCIAL REAL ESTATE LENDING. The Bank originates adjustable-rate commercial real estate loans that are generally secured by properties used for business purposes such as small office buildings or a combination of residential and retail facilities located in the Bank's primary market area.

         Loans secured by commercial real estate properties, like multi-family loans, generally involve larger principal amounts and a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting standards, which require such loans to be qualified on the basis of the property's income and debt coverage ratio.

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

         Unlike mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property whose value tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Included in this total are agricultural loans made within our lending area. These agricultural loans are generally offered with one year terms in amounts up to $500,000 and are generally secured by crops, equipment and other assets and personal guarantees.

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

DEPOSIT ACTIVITIES

         DEPOSITS. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposit accounts consist of savings, NOW accounts, checking accounts, money market accounts and certificate accounts. The Bank also offers certificate of deposit accounts with balances in excess of $100,000 at negotiated rates (jumbo certificates) and Individual Retirement Accounts ("IRAs"). For the year ended December 31, 1998, the average balance of core deposits (savings, NOW, money market and non-interest-bearing checking accounts) totaled $44.2 million, or 23.0%, of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. The Bank uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its market area. While certificate accounts in excess of $100,000 are accepted by the Bank, the Bank does not actively solicit such deposits nor does the Bank currently use brokers to obtain deposits. The Bank has attempted to increase its deposit customer base and decrease in its level of dependency on certificate accounts by offering interest free checking accounts without minimum balance requirements.

MARKET AREA AND COMPETITION

         The Bank is a community-oriented savings institution offering a variety of financial products and services to meet the needs of the communities it serves. The Bank's deposit gathering is concentrated in the communities surrounding its six offices located in the municipalities of Bloomington, Normal, Eureka and Fairbury, Illinois which are part of McLean, Woodford and Livingston Counties. On November 29, 1997, the Bank completed the sale of a branch office in Chenoa, Illinois to another financial institution. McLean County comprises the greater Bloomington/Normal metropolitan area and Woodford, Tazewell and Livingston Counties are adjacent to the greater Bloomington/Normal metropolitan area. The economy in McLean, Woodford, Tazewell and Livingston Counties has historically benefitted from the presence of the national and regional headquarters of State Farm Insurance Company, the Mitsubishi Motors Corporation, Caterpillar, GTE, the Eureka Company, Illinois Farm Bureau, Illinois State University and Illinois Wesleyan University as well as a variety of agricultural related businesses. These counties are the primary market area for the Bank's lending and deposit gathering activities.

         The Bank faces significant competition both in making loans and in attracting deposits. The greater Bloomington/Normal metropolitan area is a highly competitive market. The Bank faces direct competition from a significant number of financial institutions operating in its market area, many with a state-wide or regional presence and in some cases a national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Bank. State Farm Insurance Company, Bloomington-Normal's largest business, has received regulatory approval for opening a savings bank, which it will operate through its agents on a national basis. The effect, if any, that the venture will have on the Company when it commences operations in 1999, is unknown. The Bank's competition for loans comes principally from commercial banks, savings and loan associations, mortgage banking companies, credit unions and insurance companies. Its most direct competition for deposits has historically come from savings and loan associations and commercial banks. In addition, the Bank faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, corporate and government securities funds, mutual funds and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

STATISTICAL DATA

INVESTMENT SECURITIES

         The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the investment securities at the dates indicated were:

                                                                  Gross           Gross
                                                Amortized      Unrealized      Unrealized         Fair
                                                   Cost           Gains           Losses          Value
                                                 -------         -------         -------         -------
                                                                  (Dollars in thousands)
Available for sale at December 31, 1998:
   Federal agencies                              $ 6,500         $     6         $     2         $ 6,504
   Mortgage-backed securities                     10,380              10              91          10,299
   Other asset-backed securities                     231                                             231
   Marketable equity securities                    1,000                               1             999
                                                 -------         -------         -------         -------
       Total available for sale                  $18,111         $    16         $    94         $18,033
                                                 =======         =======         =======         =======


Available for sale at December 31, 1997:
   Federal agencies                              $ 4,209         $    14         $     4         $ 4,219
   Mortgage-backed securities                     14,210                             175          14,035
   Other asset-based securities                       46                                              46
   Marketable equity securities                    1,000               2                           1,002
                                                 -------         -------         -------         -------
       Total available  for sale                 $19,465         $    16         $   179         $19,302
                                                 =======         =======         =======         =======


Available for sale at December 31, 1996:
   Federal agencies                              $ 4,221                         $    32         $ 4,189
   Mortgage-backed securities                     23,569               3             458          23,114
   Other asset-backed securities                      68                                              68
   Marketable equity securities                    1,000                                           1,000
                                                 -------         -------         -------         -------
      Total available for sale                    28,858               3             490          28,371
                                                 =======         =======         =======         =======


Held to maturity at December 31,1996:
   Federal agencies                                1,000                               9             991
                                                 -------         -------         -------         -------
      Total investment securities                $29,858         $     3         $   499         $29,362
                                                 =======         =======         =======         =======

The balance of Federal Home Loan Bank of Chicago stock owned at December 31 is as follows

                                     Cost
                  -----------------------------------------
                           (Dollars in thousands)
                   1998              1997             1996
                  ------            ------           ------
                  $1,971            $2,453           $1,662
                  ======            ======           ======

The fair value of Federal Home Loan Bank stock approximates cost. The yield on the stock is approximately 6.625% at December 31, 1998.

The maturity distribution (dollars in thousands) and average yields for the securities available for sale portfolio at December 31, 1998 were:

                                        Within 1 Year                1 - 5 Years                 5 - 10 Years
                                   ----------------------      ----------------------      ----------------------
                                    Amount        Yield*        Amount        Yield*        Amount        Yield*
                                   --------      --------      --------      --------      --------      --------
Federal agencies                   $                    %      $  1,501         5.88%      $  5,003         6.62%
                                   --------      --------      --------      --------      --------      --------
    Total                          $      0         0.00%      $  1,501         5.88%      $  5,003         6.62%
                                   ========      ========      ========      ========      ========      ========

                                                                 Marketable Equity,
                                                                 Mortgage and Other
                                     Due After Ten Year       Asset-Backed Securities              Total
                                   ----------------------      ----------------------      ----------------------
                                    Amount        Yield*        Amount        Yield*        Amount        Yield*
                                   --------      --------      --------      --------      --------      --------
Federal agencies                                                                           $  6,504         6.45%
Marketable equity securities                                   $    999         5.90%           999         5.90%
Mortgage-backed securities                                       10,299         6.13%        10,299         6.13%
Other asset-backed securities                                       231         5.15%           231         5.15%
                                                               --------      --------      --------      --------
      Total                        $      0         0.00%      $ 11,529         5.96%      $ 18,033         6.34%
                                   ========      ========      ========      ========      ========      ========

LOAN PORTFOLIO
Types of Loans

                                           1998          1997          1996          1995          1994
                                                              (DOLLARS IN THOUSANDS)
Commercial loans                         $ 33,649      $ 16,863      $  8,063      $  6,865      $  4,023
Real estate loans:
   Construction and land                   20,024        15,862        12,489        12,353         5,131
   Commercial                              24,073        25,610         8,934         8,679         7,847
   Residential                            150,273       168,938       174,253       152,177       149,913
Consumer and other loans                   12,072        12,345        11,444        11,719        12,607
                                         --------      --------      --------      --------      --------
   Total                                  240,091       239,618       215,183       191,793       179,521

Deferred premium on sale of loans              11            33            34            39            62
                                         --------      --------      --------      --------      --------

   Total gross loans                      240,102       239,651       215,217       191,832       179,583

Less:
   Undisbursed portion of loans (1)         7,189         9,049         3,397         2,859         2,129
   Unearned interest                                                                                   21
   Deferred loan fees                          29           293           266           200           171
   Allowance for loan losses                1,256           840           512           412           353
                                         --------      --------      --------      --------      --------

Loans, net                               $231,628      $229,469      $211,042      $188,361      $176,909
                                         ========      ========      ========      ========      ========

(1) The undisbursed portion of loans represents amounts included in gross loans above that have been approved, but not disbursed to the borrower.

Loans held for sale at December 31, 1998, 1997, 1996, 1995 and 1994 were $5,245,872, $2,393,567, $3,027,468, $-0- and $-0-, respectively, were not included in the above totals.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

Presented in the table below are the maturities of loans (excluding commercial real estate, residential real estate and consumer and other loans) outstanding as of December 31, 1998. Also presented are the amounts due after one year classified according to the sensitivity to changes in interest rates.

                                                           Maturing
                                        ----------------------------------------------
                                         Within        1-5        Over 5
                                         1 Year       Years        Years        Total
                                        -------      -------      -------      -------
                                                    (Dollars in thousands)
Commercial loans                        $15,782      $14,627      $ 3,240      $33,649
Real estate loans-Construction and
    Land                                 15,671        2,988        1,365       20,024
                                        -------      -------      -------      -------
     Total                              $31,453      $17,615      $ 4,605      $53,673
                                        =======      =======      =======      =======

                                                   Maturing
                                            -----------------------
                                             1 - 5           Over
                                             Years          5 Years
                                            -------         -------
                                             (Dollars in thousands)

Loans maturing after one year with:
   Fixed rates                              $11,638         $ 2,852
   Variable rate                              5,977           1,753
                                            -------         -------
      Total                                 $17,615         $ 4,605
                                            =======         =======

Risk Elements
-------------
                                                         December
                                           ------------------------------------
                                           1998    1997    1996    1995    1994
                                           ----    ----    ----    ----    ----
                                                  (Dollars in thousands)
Nonaccruing loans                          $129    $737    $198    $311    $330

Loans contractually past due 90 days or
    more other than nonaccuring             250     211     369     637     209

Restructured loans                          325     341     463     364     375


Nonaccruing loans are loans which are reclassified to a nonaccruing status when in management's judgment the collateral value and financial condition of the borrower do not justify accruing interest. Interest previously recorded but not deemed collectible is reversed and charged against current income. Interest income on these loans is then recognized when collected.

Restructured loans are loans for which the contractual interest rate has been reduced or other concessions are granted to the borrower because of a deterioration in the financial condition of the borrower resulting in the inability of the borrower to meet the original contractual terms of the loans.

Interest income of $32,865 for the year ended December 31, 1998, was recognized on the nonaccruing and restructured loans listed in the table above, whereas interest income of $41,315 would have been recognized under their original loan terms.

POTENTIAL PROBLEM LOANS:
------------------------

Management has identified certain other loans totaling $296,000 as of December 31, 1998, not included in the risk elements table, which are current as to principal and interest, about which there are doubts as to the borrowers' ability to comply with present repayment terms.

The Bank generates commercial, mortgage and consumer loans from customers located primarily in Central Illinois. The Bank's loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Bank has a diversified loan portfolio, a substantial portion of their debtors' ability to honor their contracts is dependent upon economic conditions in Central Illinois.

The Company accounts for impaired loans in accordance with SFAS No. 114 and No. 118,"Accounting by Creditors for an Impairment of a Loan" and "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". These Statements require that impaired loans within the scope of these Statements be measured at the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or fair value of the collateral, if the loan is collateral dependent. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the note. The amount of impaired loans outstanding at December 31, 1998 and 1997 and during 1998 and 1997 were immaterial. The Company considers 1-4 family real estate and consumer loans to be homogeneous and are therefore excluded from the separate identification for evaluation of impairment.

ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

         The allowance for loan losses is maintained at a level management believes to be adequate to provide for known and potential risks inherent in the loan portfolios. On a quarterly basis, management assesses the adequacy of the allowance for loan losses. Management's evaluation of the adequacy of the allowance considers such factors as prior loss experience, loan delinquency levels and trends, loan portfolio growth and reviews of impaired loans and the value of underlying collateral securing these loans. The analysis of the commercial and industrial loan portfolio includes assessments based on historic loan losses and current quality grades of specific credits, current delinquent and non-performing loans, current economic conditions, growth in the portfolio and the results of recent audits and regulatory examinations. For the review of the adequacy of the allowance for loan losses for real estate loans, assessments are based on current economic conditions and real estate values, historic loan losses and current quality grades of specific credits, recent growth and current delinquent and non-performing loans. The adequacy of the allowance for loan losses as it pertains to the consumer loan portfolio is based on the assessments of current economic conditions, historic loan losses and the mix of loans, recent growth and the current delinquent and non-performing loans.

         Although the risk of non-payment for any reason exists with respect to all loans, certain other more specific risks are associated with each type of loan. The primary risks associated with commercial loans are quality of the borrower's management and the impact of national and local economic factors. Currently the business atmosphere remains stable for the local economy in the McLean, Livingston and Tazewell County areas. Risk associated with real estate loans include concentrations of loans in a loan type, such as residential real estate, decline in real estate values and a sudden rise in interest rates. Individual loans face the risk of borrower's unemployment as a result of deteriorating economic conditions or renewed contract differences between unions and management of several large companies in the Company's market area. The Company's strategy with respect to addressing and managing these types of risks is for the Company to follow its loan policies and underwriting criteria.

      The Company has substantially increased its investment in commercial, commercial real estate and construction and land loans since December 31, 1996. Because of the higher degree of risk associated with these types of loans, the Compnay has undertaken to increase its allowance for loan losses to reflect this increased risk.

      A provision for loan losses is charged to income to increase the allowance to a level deemed to be adequate based on management's evaluation. When a loan or a part thereof is considered by management to be uncollectible, a charge is made against the allowance. Recoveries of previously charged-off loans are credited back to the allowance. The following table summarizes the changes in the allowance for loan losses for the last five years (in thousands):

SUMMARY OF LOAN LOSS EXPERIENCE
-------------------------------

                                                     1998       1997       1996       1995       1994
                                                   --------------------------------------------------
Balance at January 1                               $  840     $  512     $  412     $  353     $  388

Loan Charged off (net):
Commercial loans                                       (8)        --         --         --        (50)

Real Estate Loans:
    Construction and land                              (7)         --         --         --         --
    Commercial                                         --        (32)        --         --         (3)
    Residential                                       (32)      (106)       (47)       (59)       (29)
Consumer and other loans                               --        (32)        20         (5)       (34)
                                                   ------     ------     ------     ------     ------
Net chargeoffs                                        (47)      (188)      (67)        (64)      (116)
                                                   ------     ------     ------     ------     ------
Provision for loan losses                             463        516       (167)       123         81
                                                   ------     ------     ------     ------     ------
Balance at December 31                             $1,256     $  840     $  512     $  412     $  353
                                                   ======     ======     ======     ======     ======

Ration of net chargeoffs during the period to       0.02%      0.08%      0.03%      0.03%      0.07%
    average loans outstanding during the period


         For many years, the Company has minimized credit risk by adhering to sound underwriting and credit review policies. These policies are reviewed at least annually and changes approved by the board of directors. Senior management is actively involved in business development efforts and maintenance and monitoring of credit underwriting approval.

         Management believes the allowance for loan losses is adequate to absorb probable loan losses and that the policies and procedures in place to identify and monitor loans for potential losses are satisfactory.

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES
-------------------------------------------

         The percentages of allocation of the allowance for loan losses among the various categories of loans have remained relatively steady for 1994

                                                 1998                       1997                       1996
------------------------------------------------------------------------------------------------------------------
                                                        % of                       % of                       % of
                                         Amount        Total        Amount        Total        Amount        Total
------------------------------------------------------------------------------------------------------------------
Commercial loans                         $  320       25.48%        $  213        25.36%       $   68        13.28%
Real estate loans:
    Construction and land                    70        5.57             40         4.76            46         8.98
    Commercial                              120        9.55            116        13.81            36         7.03
    Residential                             435       34.63            393        46.78           222        43.37
Consumer and other loans                     75        5.97             78         9.29           140        27.34
Unallocated                                 236       18.80              0         0.0%             0         0.0%
                                         ------       -----         ------       -----         ------       -----

    Total                                $1,256       100.0%        $  840       100.0%        $  512       100.0%
                                         ======       =====         ======       =====         ======       =====


                                                 1995                       1994
---------------------------------------------------------------------------------------
                                                        % of                       % of
                                         Amount        Total        Amount        Total
---------------------------------------------------------------------------------------
Commercial loans                         $   56       13.59%            69       19.55%
Real estate loans:
    Construction and land                    16         3.88            24          6.8
    Commercial                               56        13.59            22         6.23
    Residential                             182        44.18           122        34.57
Consumer and other loans                    130        31.55           116        32.85
Unallocated                                   0         0.0%             0          0.0
                                         ------       ------         -----       ------

    Total                                $  412       100.0%         $ 353       100.0%
                                         ======       ======         =====       ======


The percentage of the allocation of the allowance for loan losses among the various categories have changed for the years 1994 through 1998 to reflect the changes in the types of loans that the Company was originating, the degree of risk associated with these loans and the performance of specific loans. The increased investment in the higher risk commercial, commercial real estate and construction and land loans is reflected in the increased allowance attributed to these classifications. The unallocated portion of the allowance for loan losses represents the amount that is necessary to cover any current adverse conditions on the loan portfolio such as the deterioration in the agricultural industry.

DEPOSITS AND BORROWINGS

         DEPOSITS. The following table shows the average amount of deposits and average rate of interest paid thereon for the years indicated.

                                            1998                        1997                        1996
                                   ----------------------      ----------------------      ----------------------
                                    Amount         Rate         Amount         Rate         Amount         Rate
                                   --------      --------      --------      --------      --------      --------
                                                               (Dollars in Thousands)
Balance at December 31:
Noninterest bearing deposits       $ 10,333       0.00%        $  7,531       0.00%        $  7,579          0.00%
Money Market deposit accounts        10,345       2.26            9,703       2.41           10,440          2.43
Savings deposits                     17,221       2.40           16,921       2.48           18,163          2.46
NOW accounts                         16,668       2.27           14,930       2.26           14,534          2.36
Certificate of deposit and
   other time deposits              147,591       5.77          148,812       5.83          155,937          5.84
                                   --------    -------         --------     ------         --------       -------
     Total deposits                $202,158       4.72%        $197,897       4.89%         $206,653         4.91%
                                   ========    =======         ========     ======         ========       =======


As of December 31, 1998, certificates of deposit and other time deposits of $100,000 or more mature as follows:

                                                                   Maturing
                                       ----------------------------------------------------------------
                                       3 Months        3-6           6-12        Over 12
                                       or less        Months        Months        Months         Total
                                       --------      --------      --------      --------      --------
                                                             (Dollars in thousands)
Certificates of deposit and other
   time deposits                        $3,732        $1,602        $1,881         4,652       $11,867
                                        ======        ======        ======        ======       =======
Per cent                                31.45%        13.50%        15.85%        39.20%        100.0%
                                        ======        ======        ======        ======       =======


         BORROWINGS. At December 31, 1998, the Bank had $39,410,000 in outstanding advances from the FHLB. It is the policy of the Bank to utilize advances from the FHLB as an alternative to retail deposits to fund its operations and may do so in the future as part of its operating strategy. The FHLB advances were collateralized primarily by certain of the Bank's mortgage loans and secondarily by the Bank's investment in capital stock of the FHLB. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the OTS and the FHLB.

         The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated:


                                                    AT OR FOR THE YEAR
                                                    ENDED DECEMBER 31,
                                            ------------------------------------

                                               1998         1997         1996
                                              ------      -------      -------

                                                   (DOLLARS IN THOUSANDS)

FHLB advances:

Average balance outstanding ...........      $33,573      $33,858      $ 8,099
                                             =======      =======      =======
Maximum amount outstanding at any
month-end during the period ...........       39,415       46,067       19,550
                                             =======      =======      =======

Balance outstanding at end of period ..       39,410       33,944       16,250
                                             =======      =======      =======

Weighted average interest rate during
the period ............................        6.37%        6.26%        6.01%
                                             =======      =======      =======

Weighted average interest rate at end
of period .............................        5.67%        6.08%        5.80%
                                             =======      =======      =======

RETURN ON EQUITY AND ASSETS

                                              1998         1997         1996
                                              ----         ----         ----
Return on assets (net income divided by
   average total assets)                      0.73%         0.69%       0.24%
Return on equity (net income divided by
   average equity (1)                         5.54%         4.88%       1.97%
Dividend payout ratio (dividends per
   share divided by net income per share)     0.00%         0.00%       0.00%
Equity to assets ratio (average equity
   divided by average total assets)          13.11%        14.15%      12.43%



(1) Prior to conversion on May 1, 1996, data relates to total equity capital.

SUBSIDIARY ACTIVITIES

         At December 31, 1998, the Bank had two wholly-owned service corporations, CSL Service Corporation ("CSL") and Fairbury Financial Service Corp. ("Fairbury Financial"). CSL sells tax-deferred annuities on an agency basis. Fairbury Financial, which serviced previously sold tax deferred annuiites and long-term care insurance policies that it sold on an agency basis, was merged into CSL in January, 1999.

PERSONNEL

         As of December 31, 1998, the Bank had 88 authorized full-time employee positions and 28 authorized part-time employee positions. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.


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

         The Bank is subject to extensive regulation, examination and supervision by the OTS, as its primary federal regulator, and the FDIC, as the deposit insurer. The Bank's deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund ("SAIF") managed by the FDIC. The Bank must file reports with the OTS and the FDIC concerning its activities and financial condition in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with, or acquisitions of, other savings institutions. The OTS and/or the FDIC conduct periodic examinations to test the Bank's safety and soundness and compliance with various regulatory requirements. This regulation and supervision establishes a comprehensive framework of activities in which an institution can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to the classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulatory requirements and policies, whether by the OTS, the FDIC or the Congress, could have a material adverse impact on the Company, the Bank and their operations. Certain of the regulatory requirements applicable to the Bank and to the Company are referred to below or elsewhere herein. The description of statutory provisions and regulations applicable to savings institutions and their holding companies set forth in this Form 10-K does not purport to be a complete description of such statutes and regulations and their effects on the Bank and the Company.

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

         The HOLA prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from acquiring,without prior written approval of the OTS, (i) control of any other savings association or savings and loan holding company or substantially of all of the assets thereof or (ii) more than 5% of the voting stock of another savings association or a savings and loan holding company that is not a subsidiary. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

         The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies and
(ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

         Although savings and loan holding companies are not subject to specific capital requirements or specific restrictions on the payment of dividends or other capital distributions, HOLA does prescribe such restrictions on subsidiary savings institutions as described below. The Bank must notify the OTS 30 days before declaring any dividend to the Company. In addition, the financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the OTS and the OTS has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the association.

FEDERAL SAVINGS INSTITUTION REGULATION

         CAPITAL REQUIREMENTS. The OTS capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 3% leverage (core) capital ratio and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the Uniform Financial Institution Rating System), and, together with the risk-based capital standard itself, a 4% Tier I (core) risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, and minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain mortgage servicing rights and credit card relationships. The OTS regulations also require that, in meeting the tangible, leverage (core) and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

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

         The OTS regulatory capital requirements also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. The Director of the OTS may waive or defer a savings institution's interest rate risk component on a case-by-case basis. At December 31, 1998, the Bank met each of its capital requirements and it is anticipated that the Bank will not be subject to the interest rate risk component.

         The following table presents the Bank's capital position at December 31, 1998.


                                                                          EXCESS                 CAPITAL
                                                                                       -----------------------------

                                              ACTUAL      REQUIRED       (DEFICIENCY)         ACTUAL        REQUIRED
                                             -------     ---------       ------------         -------       ---------
                                                                    (DOLLARS IN THOUSANDS)
Tangible...............................        $28,033       $11,218          $16,815         10.00%          4.00%

Core (Leverage)........................         28,033        11,218           16,815          10.00           4.00

Risk-based.............................         29,203        14,495           14,708          16.12           8.00

         PROMPT CORRECTIVE REGULATORY ACTION. Under the OTS prompt corrective action regulations, the OTS is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's degree of undercapitalization. Generally, a savings institution is considered "well capitalized" if its ratio of total capital to risk-weighted assets is at least 10%, its ratio of Tier I (core) capital to risk-weighted assets is at least 6%, its ratio of core capital to total assets is at least 5%, and it is not subject to any order or directive by the OTS to meet a specific capital level. A savings institution generally is considered "adequately capitalized" if its ratio of total capital to risk-weighted assets is at least 8%, its ratio of Tier I (core) capital to risk-weighted assets is at least 4%, and its ratio of core capital to total assets is at least 4% (3% if the institution receives the highest rating under the Uniform Financial Institution Rating System). A savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier I (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest rating under the Uniform Financial Institution Rating system) is considered to be "undercapitalized." A savings institution that has a total risk-based capital ratio less than 6%, a Tier I capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be "significantly undercapitalized" and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be "critically undercapitalized." Subject to a narrow exception, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the OTS within 45 days of the date a savings institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." Compliance with the plan must be guaranteed by any parent holding company. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OTS could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

         INSURANCE OF DEPOSIT ACCOUNTS. Deposits of the Bank are presently insured by the SAIF. The SAIF and the Bank Insurance Fund ("BIF") are required by law to achieve and maintain a ratio of insurance reserves to total insured deposits equal to 1.25%. The BIF reached this required reserve ratio during 1995, while some predictions indicated that the SAIF would not reach this target until the year 2002. The SAIF has not grown as quickly as the BIF for many reasons, but in large part because almost half of the SAIF premiums had to be used to retire bonds issued by the Financing Corporation ("FICO Bonds") in the late 1980s to recapitalize the Federal Savings and Loan Insurance Corporation.

         Until 1995, the SAIF and BIF deposit insurance premium rate schedules had been identical. But in mid-1995, the FDIC issued final rules modifying its assessment rate schedules for SAIF and BIF member institutions. Under the revised schedule, SAIF members continued to pay assessments ranging from $0.23 to $0.31 per $100 of deposits, while the BIF members paid assessments ranging from zero to $0.27 per $100 of deposits, but the majority of BIF members paid only the $2,000 minimum annual premium. Thrift industry represenatives argued that this significant premium differential caused savings associations to operate at a competitive disadvantage to their BIF insured bank counterparts.

         In 1996, President Clinton signed the Deposit Insurance Funds Act of 1996 ("DIFA") which among other things, imposed a special assessment of 65.7 basis points on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996. As a result of the DIFA and the special assessment, the FDIC has lowered the SAIF assessment to the current rate of 0 to 27 basis points.

         The amount each insured depository institution pays for FDIC insurance coverage is determined in accordance with a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurnace premiums based upon their level of capital and supervisory evaluation. SAIF member institutions classified as well-capitalized and considered financially strong pay the lowest premium (currently 0.0% of deposits) while SAIF member institutions that are undercapitalized and of substantial supervisory concern pay the highest premium (currently .27% of deposits).

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

         FICO BOND PAYMENTS. The DIFA also amended the Federal Home Loan Bank Act to impose the assessment for the payment of the FICO Bonds against both SAIF and BIF deposits beginning in 1997. As of January 1, 1998 BIF deposits are assessed for FICO payments at a rate that is 20 percent of the rate assessed on SAIF deposits. The FICO assessment rate on BIF and SAIF deposits will be the same beginning on the earlier of January 1, 2000 or the date the BIF and SAIF are merged.

         FEDERAL HOME LOAN BANK SYSTEM The Bank is a memeber of the Federal Home Loan Bank System ("FHLB") which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member associations. The Bank, as a member of the FHLB- Chicago, is required to acquire and hold shares of capital stock in that FHLB in an amount at least equal to 1 percent of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB-Chicago, whichever is greater. The Bank iS in compliance with this requirement, with an investment in FHLB-Chicago stock at December 31, 1998 of $1,970,700. The FHLB advances must be secured by specified types of collateral and may be obtained only for the purpose of purchasing or funding new residential housing finance assets.


         LOANS TO ONE BORROWER. Under the HOLA, savings institutions are generally subject to the limits on loans to one borrower applicable to national banks. Generally, savings institutions may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if such loan is secured by readily-marketable collateral, which is defined to include certain financial instruments and bullion. At December 31, 1998, the Bank's limit on loans to one borrower was $4.2 million. The OTS, after reviewing applications from the Bank, has approved an increase in the loan to one borrower limit for four of the Bank's borrowers to 30% of the Bank's capital, which at December 31, 1998 increased their individual loan to one borrower limit to $8.4 million. At December 31, 1998, the Bank's largest aggregate outstanding balance of loans to one borrower was $7.2 million.

         BROKERED DEPOSITS. Well-capitalized savings associations that are not troubled are not subject to brokered deposit limitations. Adequately-capitalized associations are able to accept, renew or roll over brokered deposits but only
(i) with a waiver from the FDIC and (ii) subject to the limitation that they do not pay an effective yield on any such deposit that exceeds by more than 75 basis points (a) the effective yield on deposits of comparable size and maturity in such association's normal market area for deposits accepted in its normal market area or (b) the national prime rate paid on deposits of comparable size and maturity for deposits accepted outside the institution's normal market area. Undercapitalized associations are not permitted to accept brokered deposits and may not solicit deposits by offering an effective yield that exceeds by more than 75 basis points the prevailing effective yields on insured deposits of comparable maturity in the association's normal market area or in the market area in which such deposits are being solicited. At December 31, 1998 the Bank had no brokered deposits and was not soliciting brokered deposits.

         REAL ESTATE LENDING STANDARDS. The OTS and other federal banking agencies have uniform regulations prescribing real estate lending standards. The OTS regulations require each savings association to establish and maintain written internal real estate lending standards consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its real estate lending activities. The policy must also be consistent with accompanying OTS guidelines, which include maximum loan-to-value ratios for the following types of real estate loans: raw land (65 percent), land development (75 percent), nonresidential construction (85 percent), improved property (85 percent) and one-to-four-family residential construction (85 percent). Owner-occupied one-to-four family mortgage loans and home equity loans do not have maximum loan-to-value ratio limits, but those with a loan-to-value ratio at origination of 90 percent or greater are to be backed by private mortgage insurance or readily marketable collateral. Institutions are also permitted to make a limited amount of loans that do not conform to the proposed loan-to-value limitaitons so long as such exceptions are appropriately reviewed and justified. The guidelines also list a number of lending situations in which exceptions to the loan-to-value standard are justified.

         QTL TEST. The HOLA requires savings institutions to meet a QTL test by maintaining 65 percent of their portfolio assets (defined as all assets minus intangible assets, property used by the association in conducting its business and liquid assets equal to 20% of total assets) in certain qualified thrift investments in at least nine out of every twelve months. Residential mortgage loans and related investments, loans for educational purposes,loans to small businesses and loans made through credit cards are qualified thrift investments. In addition, other loans for personal, family and household purposes, along with other specified assets, count as qualified thrift investments up to 20 percent of portfolio assets.

         A savings institution that fails the QTL test is subject to certain operating restrictions and may be required to convert to a bank charter. As of December 31, 1998, the Bank maintained 76.25% of its portfolio assets in qualified thrift investments and, therefore, met the QTL test.

         CAPITAL DISTRIBUTIONS. Effective April 1, 1999, the OTS regulations on capital distributions have been amended so that no prior application or notice is required to the OTS for certain capital distributions by a savings association that is not a subsidiary of a savings and loan holding company. Capital distributions subject to the regulations include: any distribution of cash or other property made to shareholders on account of their ownership, except for dividends consisting only of shares or rights to repurchase shares; the repurchase, redemption or acquisition of shares of debt instruments included in capital; any direct or indirect payment of cash or other property to shareholders or affiliates in connection with a corporate restructuring; and any distribution charged against capital accounts if the savings association would not be well capitalized after the distribution. Any savings association that does not qualify for expedited treatment for applications submitted to the OTS must file an application for any capital distribution. A savings association that is eligible for expedited treatment must file an application for a capital distribution if the total of all capital distributions for the year exceeds net income for the year to date plus retained net income for the preceding two years, if the savings association would not be at least adequately capitalized following the distribution or if the proposed distribution would violate any applicable law, regulation or agreement with the OTS. In addition, a savings association that is eligible for expedited treatment, must file a notice of any capital distribution with the OTS if the savings association is a subsidiary of a savings and loan holding company. A savings association that is eligible for expedited treatment that is not a subsidiary of a savings and loan holding company also must file a notice of capital distribution if the savings association would not be well capitalized following the proposed capital distribution or if the proposed capital distribution would reduce or retire any common or preferred stock or debt instruments included in capital.

         Since the Bank is a subsidiary of a savings and loan holding company, it must file a notice prior to any capital distribution and may, in some instances, be required to file an application for approval of certain capital distributions as outlined above. Notices or applications must be filed at least 30 days prior to the proposed declaration of a dividend or approval of another capital distribution by the board of directors of the Bank. The OTS may disapprove a notice or deny an application if a savings associaiton will be undercapitalized following the distribution, if the proposed distribution raises safety or soundness concerns, or if the proposed distribution violates any applicable law, regulation or agreement with the OTS.

         LIQUIDITY. The Bank is required to maintain an average daily balance of specified liquid assets sufficient to insure its safe and sound operation, but not less than 4% of either its liquidity base at the end of the preceding calendar quarter or the average daily balance of its liquidity base during the preceding quarter. The liquidity base consists of net withdrawable deposit accounts plus short-term borrowings. In computing net withdrawable accounts, the Bank may exclude such accounts maturing in more than one year. The OTS may initiate enforcement actions for failure to meet these liquidity requirements. The Bank has never been subject to monetary penalties for failure to meet its liquidity requirements.

         ASSESSMENTS. Savings institutions are required to pay assessments to the OTS to fund the agency's operations. The general assessments, paid on a semi-annual basis, are computed upon the savings institution's total assets, including consolidated subsidiaries, as reported in the Bank's latest quarterly thrift financial report. The assessments paid by the Bank for the fiscal year ended December 31, 1998 totaled $74,000.

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

         TRANSACTIONS WITH RELATED PARTIES. The Bank's authority to engage in transactions with related parties or "affiliates" (E.G., any company that controls or is under common control with an institution, including the Company and its non-savings institution subsidiaries) is limited by Sections 23A and 23B of the Federal Reserve Act ("FRA"). Subsidiaries of a savings association are genrally exempted from the definition of "affiliate". Section 23A limits the aggregate amount of covered transactions with any individual affiliate to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution's capital and surplus. Certain transactions with affiliates are required to be secured by collateral in an amount and of a type described in
Section 23A and the purchase of low quality assets from affiliates is generally prohibited. Section 23B generally provides that certain transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In the absence of comparable transactions, such transactions may occur only under terms and circumstances, including credit standards, that in good faith would be offered to or would apply to non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

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

         CNS Financial Management Requirements. FDIC regulations require depository institutions having $500 million or more in total assets to have an annual independent audit, an audit committee comprised solely of outside directors, and to hire outside auditors to evaluate the institution's internal control structure and procedures and compliance with laws and regulations relating to safety and soundness. The FDIC , in adopting the regulations, reiterated its belief that every depository institution, regardless of size, should have an independent audit and independent audit committee.

         FEDERAL RESERVE SYSTEM. The Federal Reserve Board regulations require savings institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves of 3% be maintained against aggregate transaction accounts as follows: for accounts aggregating $47.8 million or less (subject to adjustment by the Federal Reserve Board) and an initial reserve of $1,434,000 plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $47.8 million. The first $4.7 million of otherwise reservable balances (subject to adjustments by the Federal Reserve Board) are exempted from the reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements imposed by the OTS.

                  IMPACT OF CHARTER CHANGE ON BANK REGULATIONS

         GENERAL. As discussed above (See "Business-Recent Developments"), the Bank is in the process of changing its charter from that of a federal savings institution to an Illinois-chartered savings bank. After the charter change, the Bank will be subject to regulation, examination and supervision by the Illinois Office of Banks and Real Estate (the "IOBRE") as the chartering agency rather than the OTS. Since the FDIC will become the Bank's primary federal regulatory agency, its role in regulation, examination and supervision will be increased.

         Many of the regulatory requirements discussed above will not be changed, although in some instances, the FDIC will play a more active role. The requirements discussed above under the headings "Insurance of Deposits", "FICO Bond Payments", "Federal Home Loan Bank System", "Brokered Deposits", "Real Estate Lending Standards", "Transactions with Related Parties", "Standards for Safety and Soundness", "Financial Management Requirements", and "Federal Reserve System" will remain unchanged, although in some instances, the applicable federal agency for enforcement will be the FDIC rather than the OTS. In other areas, as discussed below, the Bank will be subject to different requirements than those that currently apply to the Bank.

         CAPITAL REQUIREMENTS. Under the Illinois Savings Bank Act (the "ISBA") and the regulations of the IOBRE, an Illinois savings bank must maintain a minimum level of total capital equal to the higher of 3% of total assets or the amount required to maintain insurance of deposits by the FDIC. The IOBRE has the authority to require an Illinois savings bank to maintain a higher level of capital if the IOBRE deems such higher level necessary based on the savings bank's financial condition, history, management or earnings prospects.

         FDIC requirements for the leverage capital ratio and risk-weighted capital ratios are virtually identical to those required by the OTS. Therefore, the Bank will be required to maintain: (i) Tier 1 capital in an amount not less than 3% of average adjusted total assets (the "leverage ratio"); (ii) Tier 1 capital in an amount no less than 4% of risk-weighted assets; and (iii) total capital in an amount not less than 8% of risk-weighted assets. In the case of the leverage ratio, the 3% requirement applies only to those institutions in the strongest financial and managerial condition (with a composite rating of "1" under the Uniform Financial Institutions Rating System). All other institutions will be required to maintain a leverage ratio of 4% or 5%.

         LOANS TO ONE BORROWER. Under the ISBA, the total loans and extensions of credit, both direct and indirect, by the Bank to any person (other than the United States or its agencies, the State of Illinois or its agencies, and any municipal corporation for money borrowed) outstanding at one time must not exceed the greater of $500,000 or 20% of the Bank's total capital plus general loan loss reserves. The Bank also may make loans in an amount equal to an additional 10% of the Bank's capital plus general loan loss reserves if the loans are 100% secured by readily marketable collateral.

         In addition, with the prior written approval of the IOBRE, a savings bank that has capital in excess of 6% of assets may make loans to one person for the development of residential housing properties located in Illinois of up to 30% of the savings bank's total capital and general loan loss reserves.

         LENDING RESTRICTIONS. While the ISBA places limitations on the types of loans that the Bank may make, it does not include a QTL test. The Bank will be authorized to make various loans secured by real estate, deposit accounts, or cash surrender value of insurance policies or for the purpose of financing or improving real estate or financing automobiles, mobile homes or education. Under the ISBA, the Bank will be prohibited from making secured or unsecured loans for business, corporate, commercial or agricultural purposes representing in the aggregate an amount in excess of 15% of its total assets, unless the IOBRE authorizes in writing a higher percentage limit for such loans upon the request of the Bank. However, the Bank will be authorized to make any loan that it could make if it were an Illinois-chartered savings and loan association or a federal savings and loan association or savings bank.

         CAPITAL DISTRIBUTIONS. Under the ISBA, dividends may only be declared when the total capital of the Bank is greater than that required by Illinois law. Dividends may be paid by the Bank out of net profits (i.e. earnings from current operations, plus actual recoveries on loans, investments and other assets, after deducting all current expenses, including dividends or interest on deposits, additions to reserves as required by the IOBRE, actual losses, accrued dividends on preferred stock, if any, and all state and federal taxes). The written approval of the IOBRE must be obtained, however, before a savings bank having total capital of less than 6% of total assets may declare dividends in any calendar year in an amount in excess of 50% of its net profits for the calendar year. A savings bank may not declare dividends in excess of its net profits in any year without the approval of the IOBRE. In addition, before declaing a dividend on its capital stock, a savings bank must transfer no less than 10% of its net profits for the preceding half year in the case of quarterly or semi-annual dividends or not less that 10% of the net profits for the preceding two half year periods in the case of annual dividends to its paid-in surplus until it shall have paid-in surplus equal to its capital stock. The IOBRE and the FDIC also have the authority to prohibit the payment of any dividends by the Bank if the IOBRE or the FDIC determines that the distribution would constitute an unsafe or unsound practice.

         ASSESSMENTS. The IOBRE has established a schedule for the assessment of "supervisory fees" upon all Illinois savings banks to fund the operations of the IOBRE. These supervisory fees are computed on the basis of each savings bank's total assets (including consolidated subsidiaries) and are payable at the end of each calendar quarter. A schedule of fees has also been established for certain filings made by Illinois savings banks with the IOBRE. The IOBRE also assesses fees for examinations conducted by the IOBRE's staff, based upon the number of hours spent by the IOBRE's staff performing the examination.

         ENFORCEMENT. The IOBRE and FDIC have extensive enforcement authority over Illinois-chartered savings banks. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

         The IOBRE is given authority by Illinois law to appoint a conservator or receiver for an Illinois savings bank under certain circumstances including, but not limited to, insolvency, a substantial dissipation of assets due to violation of law, regulation, order of the IOBRE or due to any unsafe or unsound practice, or the occurrence of an unsafe or unsound condition likely to cause insolvency or substantial dissipation of assets or earnings that will weaken the condition of the savings bank and prejudice the interests of depositors. The FDIC also has authority under federal law to appoint a conservator or receiver for an insured savings bank under certain circumstances. The FDIC is required, with certain exceptions, to appoint a receiver or conservator for an insured state savings bank if that savings bank was "critically undercapitalized" on average during the calendar quarter beginning 270 days after the date onwhich the savings bank became "critically undercapitalized". For this purpose, "critically undercapitalized" means having a ratio of tangible capital to total assets of less than 2%. See "-Prompt Corrective Regulatory Action". The FDIC may also appoint itself as conservator or receiver for a state savings bank under certain circumstances on the basis of the institution's fiancial condition or upon the occurrence of certain events, including: (I) insolvency (whereby the assets of the savings bank are less than its liabilities to depositors and others); (ii) substantial dissipation of assets or earnings through violations of law or unsafe or unsound practices; (iii) existence of an unsafe or unsound condition to transact business; (iv) liklihood that the savings bank will be unable to meet the demands of its depositors or to pay its obligations in the normal course of business; and (v) insufficient capital, or the incurring or likely incurring of losses that will deplete substantially all of the institution's capital with no reasonable prospect of replenishment of capital without federal assistance.

CURRENT ACCOUNTING ISSUES

ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         During 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires companies to record derivatives on the balance sheet at their fair value. Statement No. 133 also acknowledges that the method of recording a gain or loss depends on the use of the derivative.

         The new Statement applies to all entities. If hedge accounting is elected by the entity, the method of assessing the effectiveness of the hedging derivative and measurement approach of determining the hedge's ineffectiveness must be established at the inception of the hedge.

         Statement No. 133 amends Statement No. 52 and supercedes No. 80, 105 and 119. Statement No. 107 is amended to include the disclosure provisions about the concentrations of credit risk from Statement 105. Several Emerging Issues Task Force consensuses also are changed or modified by the provisions of Statement 133.

         Statement No. 133 will be effective for all fiscal years beginning after June 15, 1999. The Statement may not be applied retroactively to financial statement of prior periods. The adoption of the Statement would have no material impact on the Company's financial condition or results of operation.

ACCOUNTING FOR MORTGAGE BACKED SECURITIES RETAINED AFTER THE SECURITIZATION OF MORTGAGE LOANS HELD FOR SALE BY A MORTGAGE BANKING ENTERPRISE

         Also in 1998, the FASB issued Statement No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise". It establishes accounting standards for certain activities of mortgage banking enterprises and for other enterprises with similar mortgage operations. This Statement amends No. 65.

         Statement No. 65, as previously amended by Statements No. 115 and 125, required a mortgage banking enterprise to classify a mortgage-backed security as a trading security following the securitization of the mortgage loans held for sale. This Statement further amends Statement No. 65 to require that after the securitization of mortgage loans held for sale, an entity engaged in mortgage banking activities must classify the resulting mortgage-backed security or other retained interests based on the entity's ability to sell or hold those investments.

         The determination of the appropriate classification for securities retained after the securitization of mortgage loans by a mortgage banking enterprise now conforms to Statement No. 115. The only new requirement is that if an entity has a sales commitment in place, the security must be classified into trading.

         This Statement is effective for the first fiscal quarter beginning after December 15, 1998. On the date the Statement is initially applied, an entity may reclassify mortgage-backed securities and other beneficial interest retained after the securitization of mortgage loans held for sale from the trading category, except for those with sales commitments in place. Those securities and other interests shall be classified based on the entity's present ability and intent to hold the investments. The adoption of this Statement would have no material impact on the Company's financial condition and results of operations.

REPORTING THE COSTS OF START-UP ACTIVITIES

         During 1998, the Accounting Standards Executive Committee, ("AcSec") issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". Statement of Position 98-5 will affect all non-government entities, including not-for-profits, reporting start-up costs in their financial statements.

1. Some existing industry practices result in the capitalization and amortization of start-up costs. This Statement of Position requires that start-up costs be expensed when incurred. The Statement of Position applies to start-up activities and organizational costs associated with both development stage and established operating entities.

         According to Statement of Position 98-5, start-up activities are "those one-time activities related to opening a new facility, introducing a new product or service, conducting business in a new territory, conducting business with a new class of customer or beneficiary, initiating a new process in an existing facility, or commencing some new operation. Start-up activities include activities related to organizing a new entity commonly referred to as organizational costs". The adoption of this statement would have no material impact on the Company's financial condition and results of operation.


Item 2   PROPERTIES

The Bank conducts its business through an executive and full service office located in Normal and five other full service branch offices. The Company believes that the Bank's current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.


                                          LEASED OR         ORIGINAL YEAR          NET BOOK VALUE AT      DEPOSITS PER
             LOCATION                       OWNED         LEASED OR ACQUIRED       DECEMBER 31, 1998          OFFICE
-----------------------------------      ----------       ------------------       -----------------      ------------

                                                                                             (IN THOUSANDS)

EXECUTIVE BRANCH OFFICE:                    Owned            1997                       $3,726                 $17,600
2101 North Veterans Parkway*
Bloomington, Illinois  61704

BRANCH OFFICES:                             Owned            1963                          737                  59,881
301 Broadway*
Normal, Illinois  61761

2402 E. Washington*                         Owned            1980                          773                  42,442
Bloomington, Illinois  61704

1722 Hamilton Road*                         Owned            1995                        1,377                   9,419
Bloomington, Illinois  61704

115 N. Third Street*                        Owned            1981                          805                  51,993
Fairbury, Illinois  61739

205 S. Main *                               Owned            1974                          212                  26,762
Eureka, Illinois  61530                                                                 ------               ---------

Total                                                                                   $7,630               $ 208,097
                                                                                        ======               =========

------------------
* An automated teller machine is located at each office.

None of the properties owned by the Company are subject to any emcumbrance.

ITEM 3   LEGAL PROCEEDINGS

         The Company is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the Company's financial condition or results of operations.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted during the fourth quarter of 1998 to a vote of security holders, through the solicitation of proxies or otherwise.

SUPPLEMENTAL INFORMATION - EXECUTIVE OFFICERS OF THE REGISTRANT
The names, ages and positions with the Company and subsidiary bank of all executive officers of the Company are listed below:

                                     OFFICERS WITH THE COMPANY                 PRINCIPAL OCCUPATION
      NAME AND AGE                     AND SUBSIDIARY BANK                    DURING PAST FIVE YEARS
      ------------                     -------------------                    ----------------------
C. William Landefeld , 59      President and Chief Executive            President and Chief Executive
                               Officer, Citizens First Financial        Officer, Citizens First Financial
                               Corp.; President and Chief Executive     Corp. since 1996; President and
                               Officer, Citizens Savings Bank           Chief Executive Officer, Citizens
                               F.S.B.                                   Savings Bank F.S.B. since 1987

Richard F. Becker, 51          Senior Vice President and Secretary,     Senior Vice President and Secretary,
                               Citizens First Financial Corp.;          Citizens First Financial Corp. since
                               Senior Vice Presidient and               1996, Senior Vice President and
                               Secretary, Citizens Savings Bank         Secretary, Citizens Savings Bank
                               F.S.B.                                   F.S.B. since 1996, Vice President,
                                                                        Citizens Savings Bank F.S.B. since
                                                                        1979.

Dallas G. Smiley, 52           Senior Vice President and Chief          Senior Vice President and Chief
                               Financial Officer, Citizens First        Financial Officer, Citizens First
                               Financial Corp.; Senior Vice             Financial Corp. since 1996, Senior Vice
                               President and Chief Financial            President, Citizens Savings Bank
                               Officer, Citizens Savings Bank F.S.B.    F.S.B. since 1995, Vice President
                                                                        and Chief Financial Officer,
                                                                        Citizens Savings Bank F.S.B.
                                                                        since 1987.

PART II

ITEM 5   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Information relating to the market for Registrant's common equity and related stockholder matters appears in the Registrant's 1998 Annual Report to Stockholders on page 42 and is incorporated herein by reference. The Company did not pay dividends during any quarter in 1998.

ITEM 6   SELECTED FINANCIAL DATA

         Information required under this item is incorporated by reference on page 5 of the Company's 1998 Annual Report to Stockholders under the caption "Selected Financial Data".

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The above-captioned information appears under Management's Discussion and Analysis of Results of Operations and Financial Condition in the Registrant's 1998 Annual Report to Stockholders on pages 6 through 10 and 13 through 15 and is incorporated herein by reference.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required under this item is incorporated by reference to pages 11 and 12 of the Company's 1998 Annual Report to Stockholders.

ITEM 8   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Consolidated Financial Statements of Citizens First Financial Corp. and its subsidiaries, together with the report thereon by Olive LLP for the year ended December 31, 1998 appears in the Registrant's 1998 Annual Report to Stockholders on pages 16 through 41 and are incorporated herein by reference.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required under this item relating to directors is incorporated by reference to the registrant's 1999 Proxy Statement furnished to its stockholders in connection with an annual meeting to be held April 26, 1999 (the "1999 Proxy Statement"), under the caption "Election of Directors", which Proxy Statement has been filed with the Commission. The information required under this item relating to executive officers is set forth in Part I, "Supplemental Information -- Executive Officers of the Registrant" of this annual report on Form 10-K.

ITEM 11   EXECUTIVE COMPENSATION

         The information relating to directors' and executive compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 1999 at pages 20 through 27.

ITEM 12  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required under this item is incorporated by reference to pages 18 and 19 of the registrant's 1999 Proxy Statement, under the captions "Security Ownership of Directors, Nominees for Directors, Most Highly Compensated Executive Officers and All Directors and Executive Officers as a Group" and "Security Ownership of Shareholder Holding 5% or More" which Proxy Statement has been filed with the Commission.

ITEM 13  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 1999 at page 23 under the caption "Transactions with Certain Related Persons".

PART IV

ITEM 14  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      The following documents are filed as a part of this report:

                  (1)      Financial Statements

                  Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1998 Annual Report to Stockholders

                                                                                                               PAGE
                  Independent Auditors' Report...................................................................16

                  Consolidated Balance Sheet as of
                  December 31, 1998 and 1997.....................................................................17

                  Consolidated Statement of Income for the
                  years ended December 31, 1998, 1997 and 1996...................................................18

                  Consolidated Statement of Changes in Stockholders' Equity
                  for the years ended December 31, 1998, 1997 and 1996...........................................19

                  Consolidated Statement of Cash Flows for the
                  years ended December 31, 1998, 1997 and 1996................................................20-21





                  Notes to Consolidated Financial Statements..................................................22-41

                  The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

                  (2)      Financial Statement Schedules

                           All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

                  (3)      Exhibits

                           The following exhibits are filed as part of this report.

                  3.1 Certificate of Incorporation of Citizens First Financial Corp.*
                  3.2      Bylaws of Citizens First Financial Corp.*
                  4.0      Stock Certificate of Citizens First Financial Corp.*
                 10.1      Citizens Savings Bank, F.S.B. Employee Stock
                           Ownership Plan*
                 10.2 Form of Employment Agreement between Citizens Savings Bank, F.S.B. and certain executive officers*
                 10.3 Form of Employment Agreement between Citizens First Financial Corp. and certain executive officers*
                 10.4 Form of Citizens Savings Bank, F.S.B. Supplemental Executive Retirement Plan*
                 10.5 Form of Change in Control Agreement between Citizens Savings Bank, F.S.B. and certain executive officers*
                 10.6 Form of Citizens Savings Bank, F.S.B. Supplemental Executive Retirement Plan*
                 10.7 Form of Citizens Savings Bank, F.S.B. Employee Severance Compensation Plan*
                 10.8 Citizens First Financial Corp. 1997 Stock-Based Incentive Plan**
                 13.0 Portions of 1998 Annual Report to Stockholders (filed herewith)
                 21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries"
                 23.0      Consent of Geo. S. Olive & Co., LLP
                 27.0      Financial Data Schedule

------------------
                  * Incorporated herein by reference to the Exhibits to Form SB-2, Registration Statement, filed on January 24, 1997 and any amendments thereto, Registration No. 333-556.
                  ** Incorporated herein by reference to the Proxy Statement for the Special Meeting of Shareholders held on November 12, 1997.

         (b)      Reports on Form 8-K:

                  A report on Form 8-K was filed on October 16, 1998, to announce the registrant's completion of a stock repurchase program of 5% of its outstanding shares of common stock. The 120,449 shares were purchased at an average price of $15.83.

                  A report on Form 8-K was filed on November 19, 1998, to announce the approval from the Office of Thrift Supervision for the repurchase of 5% or 114,426 of its outstanding shares of common stock.

CONFORMED                        SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                        CITIZENS FIRST FINANCIAL CORP.


                                        By:   /s/ C. William Landefeld
                                              ------------------------
                                              C. William Landefeld
                                              President, Chief Executive Officer
                                              and Director

                                        Date: March 31, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates stated.


               Name                                           Title                                    Date
               ----                                           -----                                    ----
/s/ C. William Landefeld            President, Chief Executive Officer and Director               March 31, 1999
-------------------------------
C. William Landefeld                (principal executive officer)


/s/ Dallas G. Smiley                Senior Vice President, Treasurer and Chief Financial          March 31, 1999
-------------------------------
Dallas G. Smiley                    Officer (principal accounting and financial officer)


/s/ L. Carl Borngasser              Director                                                      March 31, 1999
-------------------------------
L. Carl Borngasser


/s/ Paul J. Hoffman                 Director                                                      March 31, 1999
-------------------------------
Paul J. Hoffman


/s/ Dean J. Broquard                Director                                                      March 31, 1999
-------------------------------
Dean J. Broquard


/s/ Ronald C. Wells                 Director                                                      March 31, 1999
-------------------------------
Ronald C. Wells
