Form 10-Q
period 1999-03-31
CITIZENS FIRST FINANCIAL CORP
filed 1999-05-17
CIK 1006265

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999      Commission File No.:  1-14274
                                                                         -------

                         CITIZENS FIRST FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                             37-1351861
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
incorporation or organization)

            2101 NORTH VETERANS PARKWAY, BLOOMINGTON, ILLINOIS 61704
                    (Address of principal executive offices)

                  Registrant's telephone number: (309) 661-8700


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. (1) Yes x No o
                                      (2) Yes x No o



         The Registrant had 2,177,852 shares of Common Stock outstanding as of April 30, 1999.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

       ITEM 1.  FINANCIAL STATEMENTS
                CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 1999 AND
                DECEMBER 31, 1998                                              1

                CONSOLIDATED INCOME STATEMENT FOR THE THREE MONTHS
                ENDED MARCH 31, 1999 AND 1998                                  2

                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR
                THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998                 3

                CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE
                MONTHS ENDED MARCH 31, 1999 AND 1998                           4

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS                            7

       ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK    15

PART II - OTHER INFORMATION

       ITEM 1.  LEGAL PROCEEDINGS                                             16
       ITEM 2.  CHANGE IN SECURITIES AND USE OF PROCEEDS                      16
       ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               16
       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           16
       ITEM 5.  OTHER INFORMATION                                             16
       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              16
       SIGNATURES                                                             17

Statements contained in this Form 10-Q which are not historical facts are forward-looking statements, as that term is described in the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include potential change in interest rates, competitive factors in the financial services industry, general economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time.


                                       -0-

PART I. -- FINANCIAL INFORMATION

                  CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                   AS OF MARCH 31, 1999 AND DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                                MARCH 31,   DECEMBER 31,
                                                                  1999         1998
                                                                ---------    ---------
                                                                      (UNAUDITED)
ASSETS
  Cash and due from banks                                       $   3,102    $   5,758
  Interest-bearing demand deposits                                 22,415       12,580
                                                                ---------    ---------
       Total cash and cash equivalents                             25,517       18,338
  Investment securities - available for sale                       15,338       18,033
  Mortgage loans held for sale                                      3,184        5,246
  Loans                                                           242,673      232,884
       Allowance for loan losses                                   (1,324)      (1,256)
                                                                ---------    ---------
          Net loans                                               241,349      231,628
  Premises and equipment                                            8,554        8,124
  Federal Home Loan Bank of Chicago Stock                           2,417        1,971
  Foreclosed real estate                                              480          483
  Other assets                                                      6,960        3,451
                                                                ---------    ---------
               Total assets                                     $ 303,799    $ 287,274
                                                                =========    =========
LIABILITIES AND EQUITY CAPITAL
Liabilities
  Deposits                                                      $ 216,467    $ 208,097
  Federal Home Loan Bank advances                                  48,325       39,410
  Advances by borrowers for taxes and insurance                       915          601
  Other liabilities                                                 2,260        3,146
                                                                ---------    ---------
               Total liabilities                                  267,967      251,254
                                                                ---------    ---------
Equity Capital
  Preferred stock, $.01 par value
       Authorized and unissued - 1,000,000 shares                      --           --
  Common stock, $.01 par value; 8,000,000 shares
       authorized 2,817,500 shares issued and
       outstanding                                                     28           28
  Paid-in-capital                                                  27,453       27,427
  Retained earnings-substantially restricted                       20,540       20,198
  Accumulated other comprehensive income                              (71)         (48)
  Less:
       Treasury shares, 630,083 and 583,083                       (10,125)      (9,404)
       Unearned incentive plan shares, 56,876                        (785)        (893)
          and 64,709 shares
       Unearned employee stock ownership plan shares, 120,751      (1,208)      (1,288)
                                                                ---------    ---------
          and 128,800 shares
               Total equity capital                                35,832       36,020
                                                                ---------    ---------
               Total liabilities and equity capital             $ 303,799    $ 287,274
                                                                =========    =========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY
                         CONSOLIDATED INCOME STATEMENTS

                                                       FOR THE THREE MONTHS
                                                          ENDED MARCH 31,
                                                         1999         1998
                                                     -----------   -----------
                                                    (UNAUDITED AND IN THOUSANDS
                                                       EXCEPT SHARE DATA)
Interest income:
  Interest on loans                                  $     4,757   $     4,811
  Interest on investments                                    502           379
                                                     -----------   -----------
       Total interest income                               5,259         5,190
Interest expense:
  Interest on savings deposits                             2,275         2,402
  Interest on borrowings                                     608           495
                                                     -----------   -----------
       Total interest expense                              2,883         2,897
                                                     -----------   -----------
           Net interest income                             2,376         2,293
  Provision for loan losses                                  120           105
                                                     -----------   -----------
           Net interest income after provision for
                  loan losses                              2,256         2,188
  Non-interest income:
  Net realized losses on sales of available
      for sale securities                                      0            (6)
  Net gains on loan sales                                    160           252
  Other operating income                                     272           187
                                                     -----------   -----------
       Total noninterest income                              432           433
                                                     -----------   -----------

Noninterest expense:
  Salaries and employee benefits                           1,151         1,015
  Net occupancy and equipment expenses                       385           262
  Deposit insurance/OTS expense                               62            49
  Data processing fees                                       152           127
  Other operating expense                                    380           335
                                                     -----------   -----------
     Total noninterest expense                             2,130         1,788
                                                     -----------   -----------
Income before income tax                                     558           833
  Income tax expense                                         217           323
                                                     -----------   -----------
Net income                                           $       341   $       510
                                                     ===========   ===========

Basic earnings per share                             $      0.17   $      0.22
  Weighted average shares outstanding                  2,029,092     2,317,460

Diluted earnings per share                           $      0.16   $      0.20
  Weighted average shares outstanding                  2,130,917     2,489,858


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                  FOR THE THREE    FOR THE THREE
                                                   MONTHS ENDED    MONTHS ENDED
                                                  MARCH 31, 1999   MARCH 31,1998
                                                  (Unaudited and   in thousands)
                                                  ------------------------------
Net Income                                              $ 341          $ 510

Other comprehensive income (loss), net of tax
   Unrealized gains (losses) on securities:
       Unrealized holding gains (losses) arising during   (23)            (5)
          the period
             Less: Reclassification adjustment for
             gains (losses) included in net income          0             (4)
                                                        -----          -----

Comprehensive income                                      (23)            (1)
                                                        -----          -----
                                                        $ 318          $ 509
                                                        =====          =====

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                           FOR THE THREE MONTHS
                                                              ENDED MARCH 31,
                                                            1999         1998
                                                          --------    --------
                                                        (UNAUDITED AND IN THOUSANDS)
OPERATING ACTIVITIES:
  Net income                                              $    341    $    510
  Adjustments to reconcile net income to net
       cash used by operating activities
  Provision for loan losses                                    120         105
  Investment securities losses                                   0           6
  ESOP compensation expense                                    119         170
  Incentive plan compensation expense                           96          69
  Investment securities amortization, net                       18          17
  Net gains on sale of loan                                   (160)       (252)
  Depreciation                                                 257         147
  Loans originated for sale                                 (8,333)    (22,271)
  Proceeds from sale of loans                               10,555      19,210
  Change in:
       Other liabilities                                      (886)        723
       Prepaid expenses and other assets                    (3,497)       (422)
                                                          --------    --------
  Net cash used by operating activities                     (1,370)     (1,988)
INVESTING ACTIVITIES:
  Purchase of securities available for sale                      0      (5,000)
  Proceeds from maturities and principal paydowns on
       securities available for sale                         2,642       2,051
  Proceeds from sales of securities available for sale           0       4,344
  Purchase of Federal Home Loan Bank stock                    (446)          0
  Proceeds from maturities and principal paydowns on
       securities held-to-maturity                               0           0
  Other net changes in loans                                (9,856)      5,464
  Proceeds from sale of foreclosed property                     18         246
  Purchase of premises and equipment                          (687)       (101)
                                                          --------    --------
       Net cash (used) provided by investing activities     (8,329)      7,004

FINANCING ACTIVITIES:
  Net change in deposits                                     8,370       2,687
  Proceeds from FHLB advances                                9,000       6,000
  Repayment of FHLB advances                                   (85)     (4,284)
  Purchase of treasury stock shares                           (721)          0
  Net changes in advances by borrowers
     for taxes and insurance                                   314         375
                                                          --------    --------
  Net cash provided by financing activities                 16,878       4,778
Net change in cash and cash equivalents                      7,179       9,794
Cash and cash equivalents,beginning of period               18,338       7,939
                                                          --------    --------
Cash and cash equivalents, end of period                  $ 25,517    $ 17,733
                                                          ========    ========
Additional cashflows and supplementary information:
  Interest paid                                           $  2,814    $  2,872
  Income tax paid                                              255          49
  Loans transferred to foreclosed property                      60         337

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                         CITIZENS FIRST FINANCIAL CORP.

Notes to Consolidated Financial Statements

1.       Background Information

         Citizens First Financial Corp. (the "Company") was incorporated in January, 1996 and on May 1, 1996 acquired all of the outstanding shares of common stock of Citizens Savings Bank (the "Bank") upon the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Company purchased 100% of the outstanding capital stock of the Bank using 50% of the net proceeds from the Company's initial stock offering which was completed on May 1, 1996. In April 1999, the Bank was converted from a federally chartered savings bank to an Illinois state savings bank.

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

2.       Statement of Information Furnished

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Rule 10-01 of Regulation S-X, and in the opinion of management reflects all adjustments necessary to present a fair statement of the financial position as of March 31, 1999 and December 31, 1998, the results of operations for the three months ended March 31, 1999 and 1998 and the cash flows for the three months ended March 31, 1999 and 1998. All adjustments to the financial statements were of a normal recurring nature. These results have been determined on the basis of generally accepted accounting principles. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

         The consolidated financial statements are those of the Company and the Bank. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, dated January 22, 1999, included in the Company's 1998 Annual Report to Shareholders.

3.       Earnings Per Share

         Basic earnings per share have been computed based upon the weighted average common shares outstanding for the three months ended March 31, 1999 and 1998. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

         Citizens First Financial Corp. (the "Company") is the holding company for Citizens Savings Bank (the "Bank"). The Company completed its initial offering of 2,817,500 shares of common stock on May 1, 1996 in connection with the conversion of the Bank from the mutual to stock form of ownership. Prior to the Company's acquisition of the Bank on May 1, 1996, the Company had no material assets or operations.

The Bank was originally chartered in 1888 by the State of Illinois and in 1989 became a federally chartered savings bank. In April 1999, the Bank was converted from a federally chartered savings bank to an Illinois state savings bank. The Bank's principal business consists of the acceptance of retail deposits from the general public in the area surrounding its main and branch offices and the investment of these deposits, together with funds generated from operations and borrowings, primarily in one-to-four family residential mortgages. The Bank also invests in commercial, multi-family, construction and land, commercial real estate, agricultural, consumer and other loans.


COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 1999 and DECEMBER 31, 1998

Total assets increased from $287.3 million at December 31, 1998 to $303.8 million at March 31, 1999. The $16.5 million or 5.7% increase was primarily due to the increase in interest-bearing demand deposits and loans which was funded by increased deposits and borrowings from the Federal Home Loan Bank of Chicago (the "FHLB").

Cash and cash equivalents increased from $18.3 million at December 31, 1998 to $25.5 million at March 31, 1999, an increase of $7.2 million or 39.3%. This increase was primarily the result of increased deposits, maturities and repayments of investment securities and borrowings from the FHLB. The increased balances provided the Company liquidity and interest rate protection against an increase in interest rates.

Investment securities decreased from $18.0 million at December 31, 1998 to $15.3 million at March 31, 1999, a decrease of $2.7 million or 15.0%. The decrease was due to maturities and repayments during the first quarter of 1999.

Loans, net of allowance for loan losses and including loans held for sale, increased from $236.9 million at December 31, 1998 to $244.5 million at March 31,1999, an increase of $7.6 million or 3.2%. The increase was funded by increased deposits and borrowings from the FHLB. The growth in loans was primarily attributable to increases in commercial loans, including agricultural loans, and nonresidential property and land loans.

The allowance for losses increased from $1,256,000 at December 31, 1998 to $1,324,000 at March 31, 1999, an increase of $68,000 or 5.4%. The ratio of the Company's allowance for loan losses to total loans was 0.54% at March 31, 1999 and December 31, 1998. The ratios of the Company's allowance for loan losses to total nonperforming loans were 216.0% and 331.5% at March 31, 1999 and December 31, 1998 . Company management performs ongoing reviews of the loan portfolio in order to identify nonperforming loans and potential problem loans and to evaluate the adequacy of the allowance for loan losses. In performing its review, management classifies nonperforming and potential problem loans as either SUBSTANDARD, DOUBTFUL,

LOSS or SPECIAL MENTION loans. A loan is considered SUBSTANDARD if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. SUBSTANDARD loans include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as DOUBTFUL have all of the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts and conditions, highly questionable and improbable. Loans classified as LOSS are those are those considered uncollectible and of such little value that their continuance as loans without the establishment of a specific loss reserve is not warranted. Loans which do not currently expose the Company to sufficient risk to warrant classification in any one of the categories described above but possesses weaknesses are classified as SPECIAL MENTION. The total of internally classified loans of $972,000 and $786,000 at March 31, 1999 and December 31, 1998,
respectively, equals the sum of nonperforming loans, which are loans past due 90 days or more and nonaccruing loans and potential problem loans.

Other assets increased from $3.5 million at December 31, 1998 to $7.0 million at March 31, 1999, an increase of $3.5 million or 100%. The increase was primarily due to a $2.1 million investment in a real estate venture by the Bank's service corporation.

Deposits increased from $208.1 million at December 31, 1998 to $216.5 million at March 31, 1999, an increase of $8.4 million or 4.0%. Checking accounts, savings accounts and certificates of deposit increased by $2.4 million, $1.6 million and $4.4 million, respectively.

Borrowings from the FHLB increased from $39.4 million at December 31, 1998 to $48.3 million at March 31, 1999, an increase of $8.9 million or 22.6%. Proceeds from the borrowings were used to provide additional liquidity to Company operations and provide protection against interest rate risk.

Other liabilities decreased from $3.1 million at December 31, 1998 to $2.3 million at March 31, 1999, a decrease of $800,000 or 25.8% primarily because of a $494,000 decrease in the accrued principal and interest payments payable to owners of serviced loans.

Total stockholders' equity capital decreased by $188,000 or 0.5%, from $36,020,000 at December 31, 1998 to $35,832,000 at March 31, 1999. The decrease was caused by the repurchase of 47,000 shares of the Company's stock, offset by earnings of the Company during the year ended March 31, 1999 and the allocation of shares in the Company's stock-based compensation plans.


COMPARISON OF OPERATING RESULTS AT MARCH 31, 1999 and MARCH 31, 1998

GENERAL
Net income for the three months ended March 31, 1999 decreased by $169,000 from $510,000 for the three months ended March 31, 1998 to $341,000 for the three months ended March 31, 1999. The decrease was primarily due to lower net gains on loan sales and increased net occupancy and equipment expenses due to the accelerated depreciation of computer equipment that will be replaced as part of a computer conversion in the third quarter of 1999.


INTEREST INCOME

Interest on loans decreased by $54,000 or 1.1%, from $4,811,000 for the three months ended March 31, 1997 to $4,757,000 for the three ended March 31, 1999. Interest on loans decreased slightly because of lower yields on the portfolio.

Interest on investments increased from $379,000 for the three months ended March 31, 1998 to $502,000 for the three months ended March 31, 1999, an increase of $123,000 or 32.5%. The increase was due to a higher average balances of interest-bearing demand deposits in 1999.

INTEREST EXPENSE
Interest on savings deposits decreased by $127,000 or 5.3%, from $2,402,000 for the three months ended March 31, 1998 to $2,275,000 for the three months ended March 31, 1999. The decrease was primarily caused by a 53.7 basis point decrease in the average interest rate paid on deposits, partially offset by an increase in average balance of deposits.

The interest on borrowings increased by $113,000 or 22.8%, from $495,000 for the three months ended March 31, 1998 to $608,000 for the three months ended March 31, 1999 as a result of increased average borrowings from the FHLB.

PROVISION FOR LOAN LOSSES
The provision for loan losses increased from $105,000 for the three months ended March 31, 1998 to $120,000 for the three months ended March 31, 1999 an increase of $15,000 or 14.3%. The provision for both periods reflects management's analysis of the Company's loan portfolio based on information which is currently available to it at such time. In particular, management considers the level of non-performing loans and potential problem loans. While management believes that the allowance for loan losses is sufficient based on information currently available, no assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for losses which may adversely affect net income.

OTHER INCOME
Total other income decreased by $1,000 or 0.2%, from $433,000 for the three months ended March 31, 1998 to $432,000 for the three months ended March 31, 1999. Net gains on loan sales decreased by $92,000 or 36.5%, from $252,000 for the three months ended March 31, 1998 to $160,000 for the three months ended March 31, 1999, because of a decrease in loan sales in the three months ended March 31, 1999. Checking account fees and branch and ATM service fees increased by $29,000 and $7,000, respectively, for the three months ended March 31,1999 when compared to the three months ended March 31, 1998.

OTHER EXPENSES
Total other expenses increased by $342,000 or 19.1%, from $1,788,000 for the three months ended March 31, 1998 to $2,130,000 for the three months ended March 31, 1999. Salaries and benefits increased by $136,000 or 13.4%, from $1,015,000 for the three months ended March 31, 1998 to $1,151,000 for the three months ended March 31, 1999. The majority of the increase was due to a lower standard cost allocation of loan fees against salaries and benefits in 1999 as a result of reduced loan originations. Net occupancy expenses increased by $123,000 or 46.9%, from $262,000 for the three months ended March 31, 1998 to $385,000 for the three months ended March 31, 1999, because of accelerated depreciation of computer equipment that will be replaced in a computer conversion in the third quarter of 1999.

INCOME TAX EXPENSE
Total income tax expense was $217,000 for the three months ended March 31, 1999, compared to $323,000 for the three months ended March 31, 1998. The decrease is attributable to lower taxable income in the first quarter of 1999. The effective tax rates for the three months ended March 31, 1999 and 1998 were 38.9% and 38.8%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary sources of funds are deposits, principal and interest payments on loans and securities, sales of loans and securities and FHLB advances. While maturing and scheduled amortization of loans are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank's liquidity requirement, which may be varied at the direction of the Bank's regulators depending on economic conditions and deposit flows, is based upon a percentage of the Bank's deposits and short-term borrowings. The Bank was required by the OTS to maintain a ratio of liquid assets of 4.0%. At March 31, 1999 and 1998, the Bank's liquidity ratio was 21.71% and 11.68%, respectively. Management maintains its liquid assets in accordance with regulatory requirements. Due to the Bank's charter conversion in April 1999, they will become subject to a Federal Deposit Insurance Corporation liquidity requirement of 5.0%.

         At March 31, 1999, the Bank exceeded all of its regulatory capital requirements with Tier 1 core capital of $28.0 million, or 9.43% of adjusted assets, which is above the required level of $11.9 million or 4.0%; and risk-based capital of $29.2 million or 15.2% of risk-weighted assets, which is above the required level of $15.4 million or 8.0%.

         The Company's most liquid assets are cash and interest-bearing demand accounts. The level of these accounts is dependent on the operating, financing, lending and investing activities during any given period. At March 31, 1999 and 1998, cash and interest-bearing deposits totaled $25.5 million and $18.3 million, respectively.

         The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances. At March 31, 1999, the Bank had outstanding advances with the FHLB of $48.2 million. The FHLB maintains two limitations on the availability based on FHLB stock ownership and total assets. The Bank currently meets the stock limitation; however, this limit may be raised by the purchase of additional FHLB stock. Based on the total assets limitations, the Bank may increase its borrowings with the FHLB by $55.8 million. Depending upon market conditions and the pricing of deposit products and FHLB borrowings, the Bank may utilize FHLB advances to fund loan originations.

         At March 31, 1999 the Bank had commitments to originate loans and unused lines of credit totaling $22.6 million. Certificate accounts which are scheduled to mature in one year or less from March 31, 1999 totaled $91.4 million. The Bank anticipates that it will have sufficient funds to meet its current loan commitments and maturing deposits.

YEAR 2000

The Year 2000 compliance issue exists because many computer systems and applications currently use two-digit fields to designate a year. As the century date change occurs, data-sensitive systems may either fail or not operate properly unless the underlying programs are modified or replaced.

The Company's lending and deposit activities, like those of most financial institutions, depend significantly upon computer systems to process and record transactions. The Company is aware of the potential Year 2000 problems that may affect the operating systems that control our computers as well as those of our third-party data service providers that maintain many of our records and those of our customers. In 1997, the Company began the process of identifying Year 2000 related problems that may affect the Company's systems. A task force of Company officers and employees was established to address the issues related to these problems. Outside consultants have and will be utilized when required to complete this project.

The task force analyzed the Company's operations and both identified those functions that would be affected by the Year 2000 issues and determined which of these functions were "mission critical" (i.e., vital to the day-to-day operations of the Company). A timetable was established for completion of the various sections of the project.

The Company is working with the companies that supply or service the Company's computer systems to identify and remedy any Year 2000 related systems. The Company's Board of Directors is monitoring the Company's progress in addressing Year 2000 issues.

Inventory and testing of the Company's computer equipment was conducted during the fourth quarter of 1998. New equipment will be obtained to replace equipment that is not found to be Year 2000 compliant.

The Company's primary lending and savings systems have been maintained by an independent data center. These systems have been identified as being mission critical to the Company. The data center currently used by the Company has completed the revision of a majority of their programs. Testing of these programs began in the third quarter of 1998 by representatives of the data center and their client advisory group utilizing tests that we developed by the group. The Company participated in the development of this test plan. No material deficiencies were noted as a result of this testing. On January 28, 1999, the Company entered into a contract with a new provider for the Company's primary lending and savings systems. The Company's decision to convert was not based on Year 2000 concerns it had with its current provider, but rather, on the overall benefits of the new provider's products, service and pricing.

The Company intends to begin the conversion to the new system in the third quarter of 1999. Immediately upon conversion, the Company will begin testing the new systems to ensure that they are Year 2000 compliant.

The Company's direct expenses to date (other than the salary of Company employees involved in the project) have been less than $10,000 and the Company does not currently anticipate that its Year 2000 costs will exceed $100,000.

Although the Company believes it is taking the necessary steps to address the Year 2000 compliance issue, no assurances can be given that some problems will not occur or that we will not incur significant additional expenses in future periods. In the event that the Company is ultimately required to purchase replacement computer systems, programs and equipment, or to incur substantial expenses to make the Company's current systems, programs and equipment Year 2000 compliant, the Company's net income and financial condition could be adversely affected.

Because the Company's loan portfolio to individual borrowers is diversified and its market area does not depend significantly on one employer or industry, it does not expect any Year 2000 related difficulties that may affect the Company's depositors and borrowers to significantly affect the Company's net earnings or cash flow.

The Company is developing a contingency plan to deal with the Year 2000 related issues. This program will provide for dealing with situations that might occur that are both related to the Company's operation ( e.g., computer system or equipment, liquidity) and those that are beyond the Company's control (e.g. power failure, phone/communication line failure). The plan will include methods to deal with these situations and continue to service the Company's customers despite Year 2000 problems arising. The Company has established June 30, 1999 as a deadline for the completion of this plan.

CERTAIN STATEMENTS CONTAINED IN THIS SECTION "YEAR 2000" CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. SUCH FORWARD LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD LOOKING STATEMENTS. SUCH FACTORS MAY INCLUDE, BUT ARE NOT LIMITED TO, THE SEVERITY OF PROBLEMS DISCOVERED WITH THE COMPANY'S OWN SYSTEMS AS YEAR 2000 TESTING CONTINUES, THE COST OF REMEDYING SUCH PROBLEMS, THE SEVERITY OF YEAR 2000 PROBLEMS ENCOUNTERED BY THIRD PARTY SERVICE PROVIDERS AND THE COMPANY'S BORROWERS, ADDITIONAL INITIATIVES BY THE COMPANY'S REGULATORS, AND THE COSTS OF YEAR 2000 PROFESSIONALS GENERALLY IN THE EVENT PROBLEMS ARE ENCOUNTERED.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sources of market risk include interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. The Company is only subject to interest rate risk. The Company purchased no financial instruments for trading purposes during the three months ended March 31, 1999 or 1998.

The principal objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in balance sheet accounts, determine the level of risk appropriate given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with Board of Director's approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Company monitors its interest rate risk as such risk relates to its operating strategies. The Company's Board of Directors reviews the Company's interest rate risk position on a quarterly basis. The Company's Asset/Liability Committee is comprised of the Company's senior management under the direction of the Board of Directors, with the Committee responsible for reviewing with the Board of Directors its activities and strategies, the effect of those strategies on the Company's net interest margin, the market value of the portfolio and the effect that changes in the interest rates will have on the Company's portfolio and its exposure limits. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Company.

In recent years, the Company has utilized the following strategies to manage interest rate risk: (1) originating for investment adjustable-rate residential mortgage and fixed-rate one-to-four family loans with maturities of 10 years or less; (2) generally selling fixed-rate one-to-four family loans with maturities exceeding 10 years in the secondary market without recourse and on a servicing retained basis; (3) increasing its origination of shorter term and/or adjustable rate commercial loans; and (4) investing in shorter term investment securities which may generally bear lower yield as compared to longer term investments, but which may better position the Company for increases in market interest rates.

The Company's interest rate and market risk profile has not materially changed from the year ended December 31, 1998. Please refer to the Company's 1998 Form 10-K for further discussion of the Company's market and interest rate risk.

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

         Item 2. Changes in Securities and Use of Proceeds
                  Not applicable.

         Item 3. Defaults Upon Senior Securities
                  Not applicable.

         Item 4. Submission of Matters to a Vote of Security Holders Not applicable.

         Item 5. Other Information
                  Not applicable

         Item 6. Exhibits and Reports on Form 8-K
                  a.  Exhibits
                           11.0     Statement re: Computation of Per Share
                                    Earnings
                                    (filed herewith)
                           27.0     Financial Data Schedule*

                  b.  Reports on Form 8-K

                           No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                           * Submitted only in electronic format.



                                  EXHIBIT INDEX


11.0     Statement re: Computation of Per Share Earnings                  18

27.0     Financial Data Schedule (submitted only in electronic format)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Citizens First Financial Corp.



Date: May 17, 1999                      /s/ C. William Landefeld
     --------------------------         -----------------------------------
                                        C. William Landefeld
                                        President


Date: May 17, 1999                      /s/ Dallas G. Smiley
     --------------------------         -----------------------------------
                                        Dallas G. Smiley
                                        Chief Financial Officer