Form 10-Q
period 1999-06-30
CITIZENS FIRST FINANCIAL CORP
filed 1999-08-16
CIK 1006265

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999       Commission File No.:  1-14274


                         CITIZENS FIRST FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                          37-1351861
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
                                             (2)       Yes x No o



            The Registrant had 2,167,627 shares of Common Stock outstanding as of July 31, 1999.

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION                                                         PAGE
            ITEM 1.     FINANCIAL STATEMENTS
                        CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 1999 AND
                        DECEMBER 31, 1998                                               1

                        CONSOLIDATED INCOME STATEMENT FOR THE SIX MONTHS
                        ENDED JUNE 30, 1999 AND 1998                                    2

                        CONSOLIDATED INCOME STATEMENT FOR THE THREE MONTHS
                        ENDED JUNE 30, 1999 AND 1998                                    3

                        CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR
                        THE SIX AND THREE MONTHS ENDED JUNE 30, 1999 AND 1998           4

                        CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX
                        MONTHS ENDED JUNE 30, 1999 AND 1998                             5

            ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                        CONDITION AND RESULTS OF OPERATIONS                             8

            ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     18

PART II - OTHER INFORMATION

            ITEM 1.     LEGAL PROCEEDINGS                                              19
            ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS                      19
            ITEM 3.     DEFAULTS UPON SENIOR SECURITIES                                19
            ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            19
            ITEM 5.     OTHER INFORMATION                                              19
            ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K                               19
            SIGNATURES                                                                 21




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


                                      -0-

PART I. -- FINANCIAL INFORMATION

                  CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS
                    AS OF JUNE 30, 1999 AND DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                         JUNE 30,     DECEMBER 31,
                                                           1999          1998
                                                        ---------      ---------
                                                       (UNAUDITED)
ASSETS
  Cash and due from banks                               $   5,485      $   5,758
  Interest-bearing demand deposits                            817         12,580
                                                        ---------      ---------
       Total cash and cash equivalents                      6,302         18,338
  Investment securities - available for sale               16,662         18,033
  Mortgage loans held for sale                              3,541          5,246
  Loans                                                   254,448        232,884
       Allowance for loan losses                           (1,444)        (1,256)
                                                        ---------      ---------
          Net loans                                       253,004        231,628
  Premises and equipment                                    8,457          8,124
  Federal Home Loan Bank of Chicago Stock                   2,262          1,971
  Foreclosed real estate                                      118            483
  Other assets                                              6,880          3,451
                                                        ---------      ---------
               Total assets                             $ 297,226      $ 287,274
                                                        =========      =========
LIABILITIES AND EQUITY CAPITAL
Liabilities
  Deposits                                              $ 213,867      $ 208,097
  Federal Home Loan Bank advances                          45,241         39,410
  Advances by borrowers for taxes and insurance               639            601
  Other liabilities                                         1,582          3,146
                                                        ---------      ---------
               Total liabilities                          261,329        251,254
                                                        ---------      ---------
Equity Capital
  Preferred stock, $.01 par value
       Authorized and unissued - 1,000,000 shares              --             --
  Common stock, $.01 par value; 8,000,000 shares
       authorized 2,817,500 shares issued and
       outstanding                                             28             28
  Paid-in-capital                                          27,480         27,427
  Retained earnings                                        20,851         20,198
  Accumulated other comprehensive income                     (199)           (48)
  Less:
       Treasury shares, 649,873 and 583,083               (10,426)        (9,404)
       Unearned incentive plan shares, 50,606
       and 64,709 shares                                     (710)          (893)

       Unearned employee stock ownership plan
       shares,112,700 and 128,800 shares                   (1,127)        (1,288)
                                                        ---------      ---------
               Total equity capital                        35,897         36,020
                                                        ---------      ---------
               Total liabilities and equity capital     $ 297,226      $ 287,274
                                                        =========      =========



SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY
                         CONSOLIDATED INCOME STATEMENTS

                                                          FOR THE SIX MONTHS
                                                            ENDED JUNE 30,
                                                         1999            1998
                                                       ----------     ----------
                                                      (UNAUDITED AND IN THOUSANDS
                                                         EXCEPT SHARE DATA)
Interest income:
  Interest on loans                                    $    9,791     $    9,535
  Interest on investments                                     864            936
                                                       ----------     ----------
       Total interest income                               10,655         10,471
Interest expense:
  Interest on savings deposits                              4,581          4,816
  Interest on borrowings                                    1,202          1,022
                                                       ----------     ----------
       Total interest expense                               5,783          5,838
                                                       ----------     ----------
           Net interest income                              4,872          4,633
  Provision for loan losses                                   240            225
                                                       ----------     ----------
           Net interest income after provision for
                  loan losses                               4,632          4,408
  Other  income:
  Net realized gains on sales of available
      for sale securities                                       0              2
  Net gains on loan sales                                     223            474
  Other operating income                                      528            424
                                                       ----------     ----------
       Total other income                                     751            900
                                                       ----------     ----------

Other expense:
  Salaries and employee benefits                            2,181          2,099
  Net occupancy and equipment expenses                        831            529
  Deposit insurance expense                                    93             98
  Data processing fees                                        301            243
  Other operating expense                                     909            795
                                                       ----------     ----------
     Total other expense                                    4,315          3,764
                                                       ----------     ----------
Income before income tax                                    1,068          1,544
  Income tax expense                                          415            599
                                                       ----------     ----------
Net income                                             $      653     $      945
                                                       ==========     ==========

Basic earnings per share                               $     0.33     $     0.41
  Weighted average shares outstanding                   2,009,159      2,304,304

Diluted earnings per share                             $     0.31     $     0.38
  Weighted average shares outstanding                   2,112,127      2,490,247

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY
                         CONSOLIDATED INCOME STATEMENTS

                                                         FOR THE THREE MONTHS
                                                            ENDED JUNE 30,
                                                         1999          1998
                                                         ----          ----
                                                     (UNAUDITED AND IN THOUSANDS
                                                         EXCEPT SHARE DATA)

Interest income:
  Interest on loans                                   $    5,034    $    4,724
  Interest on investments                                    362           557
                                                      ----------    ----------
       Total interest income                               5,396         5,281
Interest expense:
  Interest on savings deposits                             2,306         2,414
  Interest on borrowings                                     594           527
                                                      ----------    ----------
       Total interest expense                              2,900         2,941
                                                      ----------    ----------
           Net interest income                             2,496         2,340
  Provision for loan losses                                  120           120
                                                      ----------    ----------
           Net interest income after provision for
                  loan losses                              2,376         2,220
  Other  income:
  Net realized gains on sales of available
      for sale securities                                      0             8
  Net gains on loan sales                                     63           222
  Other operating income                                     256           237
                                                      ----------    ----------
       Total other income                                    319           467
                                                      ----------    ----------

Other expense:
  Salaries and employee benefits                           1,030         1,084
  Net occupancy and equipment expenses                       446           267
  Deposit insurance                                           31            49
  Data processing fees                                       149           116
  Other operating expense                                    529           460
                                                      ----------    ----------
     Total other expense                                   2,185         1,976
                                                      ----------    ----------
Income before income tax                                     510           711
  Income tax expense                                         198           276
                                                      ----------    ----------
Net income                                            $      312    $      435
                                                      ==========    ==========

Basic earnings per share                              $     0.16    $     0.19
  Weighted average shares outstanding                  2,003,225     2,307,747

Diluted earnings per share                            $     0.15    $     0.17
  Weighted average shares outstanding                  2,093,275     2,487,241

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                                           FOR THE SIX             FOR THE SIX
                                                                                           MONTHS ENDED            MONTHS ENDED
                                                                                           JUNE 30, 1999           JUNE 30, 1998
                                                                                           -------------           -------------
                                                                                                (Unaudited and in thousands)
                                                                                           -------------------------------------

Net Income                                                                                      $653                   $945

Other comprehensive income (loss), net of tax
  Unrealized gains (losses) on securities:
       Unrealized holding gains (losses) arising during the period                              (151)                    27
             Less: Reclassification adjustment for
             gains (losses) included in net income                                                 0                      2
                                                                                               -----                   ----

                                                                                                (151)                    25
                                                                                               -----                   ----
Comprehensive income                                                                            $502                   $970
                                                                                               =====                   ====









                                                                                           FOR THE THREE             FOR THE THREE
                                                                                           MONTHS ENDED              MONTHS ENDED
                                                                                           JUNE 30, 1999             JUNE 30, 1998
                                                                                           -------------             -------------
                                                                                                (Unaudited and in thousands)
                                                                                           ---------------------------------------


Net Income                                                                                     $312                     $435

Other comprehensive income (loss), net of tax
  Unrealized gains (losses) on securities:
       Unrealized holding gains (losses) arising during the period                             (128)                      32
             Less: Reclassification adjustment for
             gains (losses) included in net income                                                0                        6
                                                                                              -----                     ----

                                                                                               (128)                      26
                                                                                              -----                     ----
Comprehensive income                                                                           $184                     $461
                                                                                              =====                     ====

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                       FOR THE SIX MONTHS
                                                                         ENDED JUNE 30,
                                                                       1999           1998
                                                                       ----           ----
                                                                  (UNAUDITED AND IN THOUSANDS)
OPERATING ACTIVITIES
  Net income                                                           $    653     $    945
  Adjustments to reconcile net income to net
       cash (used) provided by operating activities:
  Provision for loan losses                                                 240          225
  Investment securities gains                                                 0           (2)
  ESOP compensation expense                                                 235          332
  Incentive plan compensation expense                                       163          139
  Investment securities amortization, net                                    31           31
  Net gains on sale of loan                                                (223)        (474)
  Net losses on sale of foreclosed property                                   8           35
  Depreciation                                                              571          299
  Loans originated for sale                                             (15,134)     (34,220)
  Proceeds from sale of loans                                            16,840       34,461
  Change in:
       Other liabilities                                                 (1,468)         475
       Prepaid expenses and other assets                                 (3,429)      (1,687)
                                                                       --------     --------
  Net cash (used) provided by operating activities                       (1,513)         559
INVESTING ACTIVITIES
  Purchase of securities available for sale                              (2,005)      (6,010)
  Proceeds from maturities and principal paydowns on
       securities available for sale                                      3,098        2,668
  Proceeds from sales of securities available for sale                        0        4,352
  Purchase of Federal Home Loan Bank stock                                 (291)           0
  Proceeds from redemption of Federal Home Loan Bank stock                    0          619
  Other net changes in loans                                            (21,404)       5,883
  Proceeds from sale of foreclosed property                                 367          393
  Purchase of premises and equipment                                       (904)        (155)
                                                                       --------     --------
       Net cash (used) provided by investing activities                 (21,139)       7,750

FINANCING ACTIVITIES
  Net change in deposits                                             5,770        4,124
  Proceeds from FHLB advances                                       13,000        6,000
  Repayment of FHLB advances                                        (7,169)      (4,367)
  Purchase of treasury stock shares                                 (1,069)        (193)
  Exercise of stock options                                             46            0
  Net changes in advances by borrowers for taxes and insurance          38          (10)
                                                                  --------     --------
  Net cash provided by financing activities                         10,616        5,554
  Net change in cash and cash equivalents                          (12,036)      13,863
  Cash and cash equivalents,beginning of period                     18,338        7,939
                                                                  --------     --------
  Cash and cash equivalents, end of period                        $  6,302     $ 21,802
                                                                  ========     ========
  Additional cashflows and supplementary information:
    Interest paid                                                 $  5,709     $  5,521
    Income tax paid                                                    874          582
    Loans transferred to foreclosed property                            10          400

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

2.          Statement of Information Furnished
            ----------------------------------

            The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Rule 10-01 of Regulation S-X, and in the opinion of management reflects all adjustments necessary to present a fair statement of the financial position as of June 30, 1999 and December 31, 1998, the results of operations for the six and three months ended June 30, 1999 and 1998, comprehensive income for the six and three months ended June 30, 1999 and 1998 and the cash flows for the six months ended June 30, 1999 and 1998. All adjustments to the financial statements were of a normal recurring nature. These results have been determined on the basis of generally accepted accounting principles. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.
            The consolidated financial statements are those of the Company and the Bank. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, dated January 22, 1999, included in the Company's 1998 Annual Report to Shareholders.

3.          Earnings Per Share
            ------------------

            Basic earnings per share have been computed based upon the weighted average common shares outstanding for the six and three months ended June 30, 1999 and 1998. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

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

The Bank was originally chartered in 1888 by the State of Illinois and in 1989 became a federally chartered savings bank. In April 1999, the Bank was converted from a federally chartered savings bank to an Illinois state savings bank. The Bank's principal business consists of the acceptance of retail deposits from the general public in the area surrounding its main and branch offices and the investment of these deposits, together with funds generated from operations and borrowings, primarily in one-to-four family residential mortgages. The Bank also originates commercial, multi-family, construction and land, commercial real estate, agricultural, consumer and other loans.


COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 1999 and DECEMBER 31, 1998

Total assets increased from $287.3 million at December 31, 1998 to $297.2 million at June 30, 1999. The $9.9 million or 3.4% increase was due to the increase in loans which was funded by decreased interest-bearing deposits and increased deposits and borrowings from the Federal Home Loan Bank of Chicago (the "FHLB").

Cash and cash equivalents decreased from $18.3 million at December 31, 1998 to $6.3 million at June 30, 1999, a decrease of $12.0 million or 65.6%. This decrease was due to these funds being used for the origination of loans.

Investment securities decreased from $18.0 million at December 31, 1998 to $16.7 million at June 30, 1999, a decrease of $1.3 million or 7.2%. The decrease was due to maturities and repayments during the first half of 1999, which were reinvested in loans.

Loans, net of allowance for loan losses and including loans held for sale, increased from $236.9 million at December 31, 1998 to $256.5 million at June 30,1999, an increase of $19.6 million or 8.3%. The increase was funded by decreased cash and cash equivalents and increased deposits and borrowings from the FHLB. The growth in loans was primarily attributable to increases in commercial loans, including agricultural loans, and nonresidential property and land loans.

The allowance for losses increased from $1,256,000 at December 31, 1998 to $1,444,000 at June 30, 1999, an increase of $188,000 or 15.0%. The ratio of the Company's allowance for loan losses to total loans was 0.57% at June 30, 1999 and 0.54% at December 31, 1998. The ratios of the Company's allowance for loan losses to total nonperforming loans were 532.8% and 331.5% at June 30, 1999 and December 31, 1998, respectively. Company management performs ongoing reviews of the loan portfolio in order to identify nonperforming loans and potential problem loans and to evaluate the adequacy of the allowance for loan losses. In performing its review, management classifies nonperforming and potential problem loans as either SUBSTANDARD,

DOUBTFUL, LOSS or SPECIAL MENTION loans. A loan is considered SUBSTANDARD if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. SUBSTANDARD loans include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as DOUBTFUL have all of the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts and conditions, highly questionable and improbable. Loans classified as LOSS are those are those considered uncollectible and of such little value that their continuance as loans without the establishment of a specific loss reserve is not warranted. Loans which do not currently expose the Company to sufficient risk to warrant classification in any one of the categories described above but possesses weaknesses are classified as SPECIAL MENTION. The total of internally classified loans was $264,000 and $305,000 at June 30, 1999 and December 31, 1998,
respectively.

Other assets increased from $3.5 million at December 31, 1998 to $6.9 million at June 30, 1999, an increase of $3.4 million or 97.1%. The increase was primarily due to a $2 million investment in a real estate venture by the Bank's service corporation.

Deposits increased from $208.1 million at December 31, 1998 to $213.9 million at June 30, 1999, an increase of $5.8 million or 2.8%. Checking accounts, savings accounts and certificates of deposit increased by $2.6 million, $1.2 million and $2.0 million, respectively.

Borrowings from the FHLB increased from $39.4 million at December 31, 1998 to $45.2 million at June 30, 1999, an increase of $5.8 million or 14.7%. Proceeds from the borrowings were used to fund the origination of loans.

Other liabilities decreased from $3.1 million at December 31, 1998 to $1.6 million at June 30, 1999, a decrease of $1.5 million or 48.4% primarily because of decreases in the accrued principal and interest payments payable to owners of serviced loans and reduced income tax liability.

Total stockholders' equity capital decreased by $123,000 or 0.3%, from $36,020,000 at December 31, 1998 to $35,897,000 at June 30, 1999. The decrease was caused by the repurchase of 70,546 shares of the Company's stock, offset by earnings of the Company during the six months ended June 30, 1999 and the allocation of shares in the Company's stock-based compensation plans.


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 1999 and JUNE 30, 1998

GENERAL
Net income for the six months ended June 30, 1999 decreased by $292,000 from $945,000 for the six months ended June 30, 1998 to $653,000 for the six months ended June 30, 1999. The decrease was primarily due to lower net gains on loan sales and increased net occupancy and equipment expenses due to the accelerated depreciation of computer equipment that will be replaced as part of a computer conversion in the third quarter of 1999.

INTEREST INCOME
Interest on loans increased by $256,000 or 2.7%, from $9,535,000 for the six months ended June 30, 1998 to $9,791,000 for the six ended June 30, 1999. Interest on loans increased because of a higher average balance of loans outstanding.

Interest on investments decreased from $936,000 for the six months ended June 30, 1998 to $864,000 for the six months ended June 30, 1999, a decrease of $72,000 or 7.7%. The decrease was due to a lower average balances of interest-bearing demand deposits in 1999.

INTEREST EXPENSE
Interest on savings deposits decreased by $235,000 or 4.9%, from $4,816,000 for the six months ended June 30, 1998 to $4,581,000 for the six months ended June 30, 1999. The decrease was primarily caused by a 47.3 basis point decrease in the average interest rate paid on deposits, partially offset by an increase in average balance of deposits.

The interest on borrowings increased by $180,000 or 17.6%, from $1,022,000 for the six months ended June 30, 1998 to $1,202,000 for the six months ended June 30, 1999 as a result of increased average borrowings from the FHLB.

PROVISION FOR LOAN LOSSES
The provision for loan losses increased from $225,000 for the six months ended June 30, 1998 to $240,000 for the six months ended June 30, 1999 an increase of $15,000 or 6.7%. The provision for both periods reflects management's analysis of the Company's loan portfolio based on information which is currently available to it at such time. In particular, management considers the level of non-performing loans and potential problem loans. While management believes that the allowance for loan losses is sufficient based on information currently available, no assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for losses which may adversely affect net income.

OTHER INCOME
Total other income decreased by $149,000 or 16.6%, from $900,000 for the six months ended June 30, 1998 to $751,000 for the six months ended June 30, 1999. Net gains on loan sales decreased by $251,000 or 53.0%, from $474,000 for the six months ended June 30, 1998 to $223,000 for the six months ended June 30, 1999, because of a decrease in loan sales in the six months ended June 30, 1999. Checking account fees and branch and ATM service fees increased by $62,000 and $24,000, respectively, for the six months ended June 30,1999 when compared to the six months ended June 30, 1998.

OTHER EXPENSES
Total other expenses increased by $551,000 or 14.6%, from $3,764,000 for the six months ended June 30, 1998 to $4,315,000 for the six months ended June 30, 1999. Salaries and benefits increased by $82,000 or 3.9%, from $2,099,000 for the six months ended June 30, 1998 to $2,181,000 for the six months ended June 30, 1999. The majority of the increase was due to a lower standard cost allocation of loan fees against salaries and benefits in 1999 as a result of reduced loan originations. Net occupancy expenses increased by $302,000 or 57.1%, from $529,000 for the six months ended June 30, 1998 to $831,000 for the six months ended June 30, 1999, because of accelerated depreciation of computer equipment that will be replaced in a computer conversion in the third quarter of 1999.

INCOME TAX EXPENSE
Total income tax expense was $415,000 for the six months ended June 30, 1999, compared to $599,000 for the six months ended June 30, 1998. The decrease is attributable to lower taxable income for the six months ended June 30, 1999. The effective tax rates for the six months ended June 30, 1999 and 1998 were 38.9% and 38.8%, respectively.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 1999 and JUNE 30, 1998

GENERAL
Net income for the three months ended June 30, 1999 decreased by $123,000 from $435,000 for the three months ended June 30, 1998 to $312,000 for the three months ended June 30, 1999. The decrease was primarily due to lower net gains on loan sales and increased net occupancy and equipment expenses due to the accelerated depreciation of computer equipment that will be replaced as part of a computer conversion in the third quarter of 1999.


INTEREST INCOME
Interest on loans increased by $310,000 or 6.6%, from $4,724,000 for the three months ended June 30, 1998 to $5,034,000 for the three ended June 30, 1999. Interest on loans increased because of a higher average balance of outstanding loans.

Interest on investments decreased from $557,000 for the three months ended June 30, 1998 to $362,000 for the three months ended June 30, 1999, a decrease of $195,000 or 35.0%. The decrease was due to a lower average balances of interest-bearing demand deposits in 1999.

INTEREST EXPENSE
Interest on savings deposits decreased by $108,000 or 4.5%, from $2,414,000 for the three months ended June 30, 1998 to $2,306,000 for the three months ended June 30, 1999. The decrease was primarily caused by a decrease in the average interest rate paid on deposits, partially offset by an increase in average balance of deposits.

The interest on borrowings increased by $67,000 or 12.7%, from $527,000 for the three months ended June 30, 1998 to $594,000 for the three months ended June 30, 1999 as a result of increased average borrowings from the FHLB.

PROVISION FOR LOAN LOSSES
There was no change in the provision for loan losses, which was $120,000 for the three months ended June 30, 1999 and 1998. The provision for both periods reflects management's analysis of the Company's loan portfolio based on information which is currently available to it at such time. In particular, management considers the level of non-performing loans and potential problem loans. While management believes that the allowance for loan losses is sufficient based on information currently available, no assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for losses which may adversely affect net income.

OTHER INCOME
Total other income decreased by $148,000 or 31.7%, from $467,000 for the three months ended June 30, 1998 to $319,000 for the three months ended June 30, 1999. Net gains on loan sales decreased by $159,000 or 71.6%, from $222,000 for the three months ended June 30, 1998 to $63,000 for the three months ended June 30, 1999, because of a decrease in loan sales in the three months ended June 30, 1999.

OTHER EXPENSES
Total other expenses increased by $209,000 or 10.6%, from $1,976,000 for the three months ended June 30, 1998 to $2,185,000 for the three months ended June 30, 1999. Salaries and benefits decreased by $54,000 or 5.0%, from $1,084,000 for the three months ended June 30, 1998 to $1,030,000 for the three months ended June 30, 1999. The decrease was due to lower expenses related to stock and cash incentive programs for officers and employees. Net occupancy expenses increased by $179,000 or 67.0%, from $267,000 for the three months ended June 30, 1998 to $446,000 for the three months ended June 30, 1999, because of accelerated depreciation of computer equipment that will be replaced in a computer conversion in the third quarter of 1999.


INCOME TAX EXPENSE
Total income tax expense was $198,000 for the three months ended June 30, 1999, compared to $276,000 for the three months ended June 30, 1998. The decrease is attributable to lower taxable income in the second quarter of 1999. The effective tax rate was 38.8% for both the three months ended June 30, 1999 and 1998.

LIQUIDITY AND CAPITAL RESOURCES

            The Company's primary sources of funds are deposits, principal and interest payments on loans and securities, sales of loans and securities and FHLB advances. While maturing and scheduled amortization of loans are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank's liquidity requirement, which may be varied at the direction of the Bank's regulators depending on economic conditions and deposit flows, is based upon a percentage of the Bank's deposits and short-term borrowings At June 30, 1999 and 1998, the Bank's liquidity ratio was 9.6% and 14.6%, respectively. Management maintains its liquid assets in accordance with regulatory requirements.

            At June 30, 1999, the Bank exceeded all of its regulatory capital requirements with Tier 1 core capital of $28.2 million, or 9.77% of adjusted assets, which is above the required level of $11.6 million or 4.0%; and risk-based capital of $29.5 million or 15.1% of risk-weighted assets, which is above the required level of $15.7 million or 8.0%.

            The Company's most liquid assets are cash and interest-bearing demand accounts. The level of these accounts is dependent on the operating, financing, lending and investing activities during any given period. At June 30, 1999 cash and interest-bearing deposits totaled $6.3 million.

            The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances. At June 30, 1999, the Bank had outstanding advances with the FHLB of $45.2 million. The FHLB maintains two limitations on the availability based on FHLB stock ownership and total assets. The Bank currently meets the stock limitation; however, this limit may be raised by the purchase of additional FHLB stock. Based on the total assets limitations, the Bank may increase its borrowings with the FHLB by $58.8 million. Depending upon market conditions and the pricing of deposit products and FHLB borrowings, the Bank may utilize FHLB advances to fund loan originations.

            At June 30, 1999 the Bank had commitments to originate loans and unused lines of credit totaling $28.1 million. Certificate accounts which are scheduled to mature in one year or less from June 30, 1999 totaled $97.1 million. The Bank anticipates that it will have sufficient funds to meet its current loan commitments and maturing deposits.

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

The Company is converting to the new system in the third quarter of 1999. Immediately upon conversion, the Company will begin testing the new systems to ensure that they are Year 2000 compliant.

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

The Company has developed a contingency plan to deal with the Year 2000 related issues. This program provides for dealing with situations that might occur that are both related to the Company's operation ( e.g., computer system or equipment, liquidity) and those that are beyond the Company's control (e.g. power failure, phone/communication line failure). The plan includes methods to deal with these situations, while continuing to service the Company's customers despite Year 2000 problems arising.

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

            Item 2. Changes in Securities and Use of Proceeds
                        Not applicable.

            Item 3. Defaults Upon Senior Securities
                        Not applicable.

            Item 4. Submission of Matters to a Vote of Security Holders
                    a. The Company's Annual Meeting of Shareholders was held on April 26, 1999.
                    b.   See Item 4-c below.
                    c. At such meeting, the shareholders approved the following matters:

                            1.  The election of the following individuals as
                                Directors:

                                            Votes For   Votes Withheld   Term
                                            ---------   --------------   ----
                    C. William Landefeld    1,977,117   49,314           3 years
                    Jeffrey M. Solberg      1,966,167   60,234           3 years

                    Additionally, the following individuals are the other Directors whose terms of office as a Director continued after the meeting:

                                Dean J. Broquard
                                Paul J. Hoffman
                                Ronald C. Wells

                            2. The ratification of Olive LLP as independent auditors for the Company for the fiscal year ending December 31, 1999, as reflected by 1,969,354 votes for, 26,012 votes against, 31,065 abstentions and no broker non-votes.

                            3.  Proposal to approve the eliminations of
                                restrictions and authorize committee action concerning vesting and awards under the Stock Incentive Plan, as reflected by 1,115,110 votes for, 374,545 votes against, 43,716 abstentions and 493,060 votes withheld.

                            4. Proposal to approve an increase in the number of shares reserved for issuance of stock or stock options under the Company's Stock Incentive Plan, as reflected by 1,105,821 votes for, 410,424 votes against, 17,216 abstentions and 493,060 votes withheld.

            Item 5. Other Information
                        Not applicable.

            Item 6. Exhibits and Reports on Form 8-K
                        a.  Exhibits

                                    11.0        Statement re: Computation of Per
                                                Share Earnings
                                                (filed herewith)
                                    27.0        Financial Data Schedule*

                        b.  Reports on Form 8-K
                                    On April 28, 1999, the Company filed a
                                    report on Form 8-K, announcing the
                                    completion of a stock repurchase program of 5% of its outstanding shares of common stock and the results of operations for the first quarter of 1999.

                                    On May 20, 1999, the Company filed a report on Form 8-K, announcing the start of a stock repurchase program of 5% of its outstanding shares of common stock.

                                    * Submitted only in electronic format.


                                  EXHIBIT INDEX
                                  -------------

--------------------------------------------------------------------------------
11.0        Statement re:  Computation of Per Share Earnings           22

27.0        Financial Data Schedule (submitted only in electronic format)

                                   SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Citizens First Financial Corp.



Date:   August 13, 1999                      /s/ C. William Landefeld
        ---------------                      -----------------------------------
                                              C. William Landefeld
                                              President


Date:   August 13, 1999                      /s/ Dallas G. Smiley
        ---------------                      -----------------------------------
                                              Dallas G. Smiley
                                              Chief Financial Officer