Form 10-Q
period 1999-09-30
CITIZENS FIRST FINANCIAL CORP
filed 1999-11-15
CIK 1006265

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999   Commission File No.: 1-14274


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
                                        (2)      Yes x No o


         The Registrant had 2,033,477 shares of Common Stock outstanding as of October 31, 1999.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

       ITEM 1. FINANCIAL STATEMENTS
               CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 1999 AND
               DECEMBER 31, 1998                                              1

               CONSOLIDATED INCOME STATEMENT FOR THE NINE MONTHS
               ENDED SEPTEMBER 30, 1999 AND 1998                              2

               CONSOLIDATED INCOME STATEMENT FOR THE THREE MONTHS
               ENDED SEPTEMBER 30, 1999 AND 1998                              3

               CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME FOR
               THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998    4

               CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE
               MONTHS ENDED SEPTEMBER 30, 1999 AND 1998                       5

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                            8

       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     18

PART II - OTHER INFORMATION

       ITEM 1. LEGAL PROCEEDINGS                                              19
       ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                      19
       ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                19
       ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS            19
       ITEM 5. OTHER INFORMATION                                              19
       ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                               19
       SIGNATURES                                                             20

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

PART I. -- FINANCIAL INFORMATION

                  CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                 AS OF SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                 (IN THOUSANDS)

                                                        SEPTEMBER 30,       DECEMBER 31,
                                                                 1999               1998
                                                                 ----               ----
                                                           (UNAUDITED)
ASSETS
  Cash and due from banks                                  $    5,990         $    5,758
  Interest-bearing demand deposits                              4,925             12,580
                                                           ----------         ----------
       Total cash and cash equivalents                         10,915             18,338
  Investment securities - available for sale                   16,937             18,033
  Mortgage loans held for sale                                  4,126              5,246
  Loans                                                       254,662            232,884
       Allowance for loan losses                               (1,560)            (1,256)
                                                           ----------         ----------
          Net loans                                           253,102            231,628
  Premises and equipment                                        8,938              8,124
  Federal Home Loan Bank of Chicago Stock                       2,533              1,971
  Foreclosed real estate                                          120                483
  Other assets                                                  6,580              3,451
                                                           ----------         ----------
               Total assets                                $  303,251         $  287,274
                                                           ==========         ==========
LIABILITIES AND EQUITY CAPITAL
Liabilities
  Deposits                                                 $  219,575         $  208,097
  Federal Home Loan Bank advances                              47,158             39,410
  Advances by borrowers for taxes and insurance                   425                601
  Other liabilities                                             1,861              3,146
                                                           ----------         ----------
               Total liabilities                              269,019            251,254
                                                           ----------         ----------
Equity Capital
  Preferred stock, $.01 par value
       Authorized and unissued - 1,000,000 shares                  --                 --
  Common stock, $.01 par value; 8,000,000 shares
       authorized 2,817,500 shares issued and
       outstanding                                                 28                 28
  Paid-in-capital                                              27,507             27,427
  Retained earnings                                            21,060             20,198
  Accumulated other comprehensive income                         (246)               (48)
  Less:
       Treasury shares, 779,623 and 583,083                   (12,436)            (9,404)
       Unearned incentive plan shares, 45,173 and
  64,709 shares                                                  (634)              (893)
       Unearned employee stock ownership plan
  shares,104,650 and 128,800 shares                            (1,047)            (1,288)
                                                           ----------         ----------
               Total equity capital                            34,232             36,020
                                                           ----------         ----------
               Total liabilities and equity capital        $  303,251         $  287,274
                                                           ==========         ==========

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY
                          CONSOLIDATED INCOME STATEMENT

                                                                     FOR THE NINE MONTHS
                                                                     ENDED SEPTEMBER 30,
                                                                 1999               1998
                                                                 ----               ----
                                                             (UNAUDITED AND IN THOUSANDS
                                                                  EXCEPT SHARE DATA)
Interest income:
  Interest on loans                                       $    14,710        $    14,371
  Interest on investments                                       1,189              1,414
                                                          -----------        -----------
       Total interest income                                   15,899             15,785
Interest expense:
  Interest on savings deposits                                  6,869              7,205
  Interest on borrowings                                        1,878              1,565
                                                          -----------        -----------
       Total interest expense                                   8,747              8,770
                                                          -----------        -----------
           Net interest income                                  7,152              7,015
  Provision for loan losses                                       360                345
                                                          -----------        -----------
           Net interest income after provision for
                  loan losses                                   6,792              6,670
  Other income:
  Net realized gains on sales of available
      for sale securities                                           0                 17
  Net gains on loan sales                                         264                615
  Other operating income                                          833                638
                                                          -----------        -----------
       Total other income                                       1,097              1,270
                                                          -----------        -----------

Other expense:
  Salaries and employee benefits                                3,310              3,199
  Net occupancy and equipment expenses                          1,172                799
  Deposit insurance expense                                       123                146
  Data processing fees                                            424                364
  Other operating expense                                       1,276              1,090
                                                          -----------        -----------
     Total other expense                                        6,305              5,598
                                                          -----------        -----------
Income before income tax                                        1,584              2,342
  Income tax expense                                              614                909
                                                          -----------        -----------
Net income                                                $       970        $     1,433
                                                          ===========        ===========

Basic earnings per share                                  $      0.49        $      0.63
  Weighted average shares outstanding                       1,987,483          2,286,201

Diluted earnings per share                                $      0.47        $      0.58
  Weighted average shares outstanding                       2,079,260          2,454,009

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY
                          CONSOLIDATED INCOME STATEMENT

                                                                    FOR THE THREE MONTHS
                                                                     ENDED SEPTEMBER 30,
                                                                 1999               1998
                                                                 ----               ----
                                                             (UNAUDITED AND IN THOUSANDS
                                                                  EXCEPT SHARE DATA)
Interest income:
  Interest on loans                                       $     4,919        $     4,836
  Interest on investments                                         325                478
                                                          -----------        -----------
       Total interest income                                    5,244              5,314
Interest expense:
  Interest on savings deposits                                  2,288              2,389
  Interest on borrowings                                          676                543
                                                          -----------        -----------
       Total interest expense                                   2,964              2,932
                                                          -----------        -----------
           Net interest income                                  2,280              2,382
  Provision for loan losses                                       120                120
                                                          -----------        -----------
           Net interest income after provision for
                  loan losses                                   2,160              2,262
  Other  income:
  Net realized gains on sales of available
      for sale securities                                           0                 15
  Net gains on loan sales                                          41                141
  Other operating income                                          305                214
                                                          -----------        -----------
       Total other income                                         346                370
                                                          -----------        -----------

Other expense:
  Salaries and employee benefits                                1,129              1,100
  Net occupancy and equipment expenses                            341                270
  Deposit insurance                                                30                 48
  Data processing fees                                            123                121
  Other operating expense                                         367                295
                                                          -----------        -----------
     Total other expense                                        1,990              1,834
                                                          -----------        -----------
Income before income tax                                          516                798
  Income tax expense                                              199                310
                                                          -----------        -----------
Net income                                                $       317        $       488
                                                          ===========        ===========

Basic earnings per share                                  $      0.16        $      0.22
  Weighted average shares outstanding                       1,930,132          2,253,397

Diluted earnings per share                                $      0.16        $      0.20
  Weighted average shares outstanding                       2,013,570          2,384,927

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                           FOR THE NINE        FOR THE NINE
                                                           MONTHS ENDED        MONTHS ENDED
                                                        SEPTEMBER 30,1999   SEPTEMBER 30,1998
                                                        -----------------   -----------------
                                                             (Unaudited and in thousands)
                                                        -------------------------------------
Net Income                                                         $  970              $1,433

Other comprehensive income (loss), net of tax
  Unrealized gains (losses) on securities:
       Unrealized holding gains (losses) arising during the
  period                                                             (198)                 88
             Less: Reclassification adjustment for
             gains (losses) included in net income                      0                   0
                                                                   ------              ------

                                                                     (198)                 88
                                                                   ------              ------
Comprehensive income                                               $  772              $1,521
                                                                   ======              ======


                                                           FOR THE THREE       FOR THE THREE
                                                           MONTHS ENDED        MONTHS ENDED
                                                        SEPTEMBER 30,1999   SEPTEMBER 30,1998
                                                        -----------------   -----------------
                                                             (Unaudited and in thousands)
                                                        -------------------------------------
Net Income                                                         $  317              $  488

Other comprehensive income (loss), net of tax
  Unrealized gains (losses) on securities:
       Unrealized holding gains (losses) arising during the
  period                                                              (47)                 63
             Less: Reclassification adjustment for
             gains (losses) included in net income                      0                   0
                                                                       --                  --

                                                                      (47)                 63
                                                                   ------                  --
Comprehensive income                                               $  270              $  551
                                                                   ======              ======

SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                  CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                       FOR THE NINE MONTHS
                                                                       ENDED SEPTEMBER 30,
                                                                    1999              1998
                                                                    ----              ----
                                                              (UNAUDITED AND IN THOUSANDS)
OPERATING ACTIVITIES
  Net income                                                   $     970         $   1,433
  Adjustments to reconcile net income to net
       cash (used) provided by operating activities:
  Provision for loan losses                                          360               345
  Investment securities gains                                          0               (17)
  ESOP compensation expense                                          351               452
  Incentive plan compensation expense                                230               206
  Investment securities amortization, net                             45                44
  Net gains on sale of loan                                         (264)             (615)
  Net losses on sale of foreclosed property                            8                43
  Depreciation                                                       800               449
  Loans originated for sale                                      (20,722)          (43,088)
  Proceeds from sale of loans                                     22,112            42,842
  Change in:
       Other liabilities                                          (1,159)            2,636
       Prepaid expenses and other assets                          (3,141)           (1,163)
                                                               ---------         ---------
  Net cash (used) provided by operating activities                  (410)            3,567
                                                               ---------         ---------
INVESTING ACTIVITIES
  Purchase of securities available for sale                       (3,005)           (8,121)
  Proceeds from maturities and principal paydowns on
       securities available for sale                               3,733             4,360
  Proceeds from sales of securities available for sale                 0             5,367
  Purchase of Federal Home Loan Bank stock                          (562)                0

  Proceeds from redemption of Federal Home Loan Bank
 stock                                                                 0               619
  Other net changes in loans                                     (21,840)           (1,567)
  Proceeds from sale of foreclosed property                          367               723
  Purchase of premises and equipment                              (1,614)             (204)
                                                               ---------         ---------
       Net cash (used) provided by investing activities          (22,921)            1,177
                                                               ---------         ---------

FINANCING ACTIVITIES
  Net change in deposits                                          11,478             5,325
  Proceeds from FHLB advances                                     15,000             9,000
  Repayment of FHLB advances                                      (7,252)           (4,450)
  Purchase of treasury stock shares                               (3,202)           (2,383)
  Exercise of stock options                                          169                 0
  Cash dividend paid on common stock                                (109)                0

  Net changes in advances by borrowers for taxes and
 insurance                                                          (176)             (458)
                                                               ---------         ---------
  Net cash provided by financing activities                       15,908             7,034
                                                               ---------         ---------
Net change in cash and cash equivalents                           (7,423)           11,778
Cash and cash equivalents,beginning of period                     18,338             7,939
                                                               ---------         ---------
Cash and cash equivalents, end of period                         $10,915           $19,717
                                                               =========         =========
Additional cashflows and supplementary information:
  Interest paid                                                   $8,569            $7,587
  Income tax paid                                                  1,239               776
  Loans transferred to foreclosed property                            50               915

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

2.       Statement of Information Furnished

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Rule 10-01 of Regulation S-X, and in the opinion of management reflects all adjustments necessary to present a fair statement of the financial position as of September 30, 1999 and December 31, 1998, the results of operations for the nine and three months ended September 30, 1999 and 1998, comprehensive income for the nine and three months ended September 30, 1999 and 1998 and the cash flows for the nine months ended September 30, 1999 and 1998. All adjustments to the financial statements were of a normal recurring nature. These results have been determined on the basis of generally accepted accounting principles. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire fiscal year.

         The consolidated financial statements are those of the Company and the Bank. These consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, dated January 22, 1999, included in the Company's 1998 Annual Report to Shareholders.

3.       Earnings Per Share

         Basic earnings per share have been computed based upon the weighted average common shares outstanding for the nine and three months ended September 30, 1999 and 1998. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

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


COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 1999 and DECEMBER 31, 1998

Total assets increased from $287.3 million at December 31, 1998 to $303.3 million at September 30, 1999. The $16.0 million or 5.6% increase was due to the increase in loans which was funded by decreased interest-bearing deposits and increased deposits and borrowings from the Federal Home Loan Bank of Chicago (the "FHLB").

Cash and cash equivalents decreased from $18.3 million at December 31, 1998 to $10.9 million at September 30, 1999, a decrease of $7.4 million or 40.4%. This decrease was due to these funds being used for the origination of loans.

Investment securities decreased from $18.0 million at December 31, 1998 to $16.9 million at September 30, 1999, a decrease of $1.1 million or 6.1%. The decrease was due to maturities and repayments during the first half of 1999, which were reinvested in loans.

Loans, net of allowance for loan losses and including loans held for sale, increased from $236.9 million at December 31, 1998 to $257.2 million at September 30,1999, an increase of $20.3 million or 8.6%. The increase was funded by decreased cash and cash equivalents and increased deposits and borrowings from the FHLB. The growth in loans was primarily attributable to increases in commercial loans, including agricultural loans, and nonresidential property and land loans.

The allowance for losses increased from $1,256,000 at December 31, 1998 to $1,560,000 at September 30, 1999, an increase of $304,000 or 24.2%. The ratio of the Company's allowance for loan losses to total loans was 0.60% at September 30, 1999 and 0.53% at December 31, 1998. The ratios of the Company's allowance for loan losses to total nonperforming loans were 183.1% and 331.5% at September 30, 1999 and December 31, 1998, respectively. Company management performs ongoing reviews of the loan portfolio in order to identify nonperforming loans and potential problem loans and to evaluate the adequacy of the allowance for loan losses. In performing its review, management classifies nonperforming and potential problem loans as either SUBSTANDARD, doubtful, LOSS or SPECIAL MENTION loans. A loan is considered SUBSTANDARD if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. SUBSTANDARD loans include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as DOUBTFUL have all of the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts and conditions, highly questionable and improbable. Loans classified as LOSS are those are those considered uncollectible and of such little value that their continuance as loans without the establishment of a specific loss reserve is not warranted. Loans which do not currently expose the Company to sufficient risk to warrant classification in any one of the categories described above but possesses weaknesses are classified as SPECIAL MENTION. The total of internally classified loans was $657,000 and $305,000 at September 30, 1999 and December 31, 1998, respectively.

Other assets increased from $3.5 million at December 31, 1998 to $6.6 million at September 30, 1999, an increase of $ 3.1 million or 90.7%. The increase was due primarily to a $2 million investment in a real estate venture by the Bank's service corporation.

Deposits increased from $208.1 million at December 31, 1998 to $219.6 million at September 30, 1999, an increase of $11.5 million or 5.5%. Checking accounts, savings accounts and certificates of deposit increased by $4.4 million, $0.4 million and $6.7 million, respectively.

Borrowings from the FHLB increased from $39.4 million at December 31, 1998 to $47.2 million at September 30, 1999, an increase of $7.8 million or 19.7%. Proceeds from the borrowings were used to fund the origination of loans.

Other liabilities decreased from $3.1 million at December 31, 1998 to $1.9 million at September 30, 1999, a decrease of $1.2 million or 40.8% primarily because of decreases in the accrued principal and interest payments payable to owners of serviced loans and reduced income tax liability.

Total stockholders' equity capital decreased by $1,788,000 or 5.0%, from $36,020,000 at December 31, 1998 to $34,232,000 at September 30, 1999. The
decrease was caused by the repurchase of 70,546 shares of the Company's stock and the payment of a cash dividend of $109,000, offset by earnings of the Company during the nine months ended September 30, 1999 and the allocation of shares in the Company's stock-based compensation plans.


COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 and SEPTEMBER 30, 1998

GENERAL
Net income for the nine months ended September 30, 1999 decreased by $463,000 from $1,433,000 for the nine months ended September 30, 1998 to $970,000 for the nine months ended September 30, 1999. The decrease was primarily due to lower net gains on loan sales and increased net occupancy and equipment expenses due to the accelerated depreciation of computer equipment that were replaced as part of a computer conversion in the third quarter of 1999.


INTEREST INCOME
Interest on loans increased by $339,000 or 2.4%, from $14,371,000 for the nine months ended September 30, 1998 to $14,710,000 for the nine months ended September 30, 1999. Interest on loans increased because of a higher average balance of loans outstanding.

Interest on investments decreased from $1,414,000 for the nine months ended September 30, 1998 to $1,189,000 for the nine months ended September 30, 1999, a decrease of $225,000 or 15.9%. The decrease was due to a lower average balances of interest-bearing demand deposits in 1999.

INTEREST EXPENSE
Interest on savings deposits decreased by $336,000 or 4.7%, from $7,205,000 for the nine months ended September 30, 1998 to $6,869,000 for the nine months ended September 30, 1999. The decrease was primarily caused by a 40.9 % basis point decrease in the average interest rate paid on deposits, partially offset by an increase in average balance of deposits.

The interest on borrowings increased by $313,000 or 20.0%, from $1,565,000 for the nine months ended September 30, 1998 to $1,878,000 for the nine months ended September 30, 1999 as a result of increased average borrowings from the FHLB.

PROVISION FOR LOAN LOSSES
The provision for loan losses increased from $345,000 for the nine months ended September 30, 1998 to $360,000 for the nine months ended September 30, 1999 an increase of $15,000 or 4.3%. The provision for both periods reflects management's analysis of the Company's loan portfolio based on information which is currently available to it at such time. In particular, management considers the level of non-performing loans and potential problem loans. While management believes that the allowance for loan losses is sufficient based on information currently available, no assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for losses which may adversely affect net income.

OTHER INCOME
Total other income decreased by $173,000 or 13.6%, from $1,270,000 for the nine months ended September 30, 1998 to $1,097,000 for the nine months ended September 30, 1999. Net gains on loan sales decreased by $351,000 or 57.1%, from $615,000 for the nine months ended September 30, 1998 to $264,000 for the nine months ended September 30, 1999, because of a decrease in loan sales in the nine months ended September 30, 1999. Loan fees, checking account fees and branch and ATM service fees increased by $37,000, $76,000 and $34,000, respectively, for the nine months ended September 30,1999 when compared to the nine months ended September 30, 1998.

OTHER EXPENSES
Total other expenses increased by $707,000 or 12.6%, from $5,598,000 for the nine months ended September 30, 1998 to $6,305,000 for the nine months ended September 30, 1999.

Salaries and benefits increased by $111,000 or 3.5%, from $3,199,000 for the nine months ended September 30, 1998 to $3,310,000 for the nine months ended September 30, 1999. The majority of the increase was due to a lower standard cost allocation of loan fees against salaries and benefits in 1999 as a result of reduced loan originations. Net occupancy expenses increased by $373,000 or 46.7%, from $799,000 for the nine months ended September 30, 1998 to $1,172,000 for the nine months ended September 30, 1999, because of accelerated depreciation of computer equipment that was replaced in a computer conversion in the third quarter of 1999.

INCOME TAX EXPENSE
Total income tax expense was $614,000 for the nine months ended September 30, 1999, compared to $909,000 for the nine months ended September 30, 1998. The decrease is attributable to lower taxable income for the nine months ended September 30, 1999. The effective tax rates for the nine months ended September 30, 1999 and 1998 were 38.8% and 38.8%, respectively.


COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 and SEPTEMBER 30, 1998

GENERAL
Net income for the three months ended September 30, 1999 decreased by $171,000 from $488,000 for the three months ended September 30, 1998 to $317,000 for the three months ended September 30, 1999. The decrease was primarily due to lower net gains on loan sales and increased net occupancy and equipment expenses due to the accelerated depreciation of computer equipment that was replaced as part of a computer conversion in the third quarter of 1999.

INTEREST INCOME
Interest on loans increased by $83,000 or 1.7%, from $4,836,000 for the three months ended September 30, 1998 to $4,919,000 for the three ended September 30, 1999.

Interest on investments decreased from $478,000 for the three months ended September 30, 1998 to $325,000 for the three months ended September 30, 1999, a decrease of $153,000 or 32.0%. The decrease was due to a lower average balances of interest-bearing demand deposits in 1999.

INTEREST EXPENSE
Interest on savings deposits decreased by $101,000 or 4.2%, from $2,389,000 for the three months ended September 30, 1998 to $2,288,000 for the three months ended September 30, 1999. The decrease was primarily caused by a decrease in the average interest rate paid on deposits, partially offset by an increase in average balance of deposits.

The interest on borrowings increased by $133,000 or 24.5%, from $543,000 for the three months ended September 30, 1998 to $676,000 for the three months ended September 30, 1999 as a result of increased average borrowings from the FHLB.

PROVISION FOR LOAN LOSSES
There was no change in the provision for loan losses, which was $120,000 for the three months ended September 30, 1999 and 1998. The provision for both periods reflects management's analysis of the Company's loan portfolio based on information which is currently available to it at such time. In particular, management considers the level of non-performing loans and potential problem loans. While management believes that the allowance for loan losses is sufficient based on information currently available, no assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for losses which may adversely affect net income.

OTHER INCOME
Total other income decreased by $24,000 or 6.5%, from $370,000 for the three months ended September 30, 1998 to $346,000 for the three months ended September 30, 1999. Net gains on loan sales decreased by $100,000 or 70.9%, from $141,000 for the three months ended September 30, 1998 to $41,000 for the three months ended September 30, 1999, because of a decrease in loan sales in the three months ended September 30, 1999.

OTHER EXPENSES
Total other expenses increased by $156,000 or 8.5%, from $1,834,000 for the three months ended September 30, 1998 to $1,990,000 for the three months ended September 30, 1999. Salaries and benefits increased by $29,000 or 2.6%, from $1,100,000 for the three months ended September 30, 1998 to $1,129,000 for the three months ended September 30, 1999. Net occupancy expenses increased by $71,000 or 26.3%, from $270,000 for the three months ended September 30, 1998 to $341,000 for the three months ended September 30, 1999, because of accelerated depreciation of computer equipment that was replaced in a computer conversion in the third quarter of 1999.

INCOME TAX EXPENSE
Total income tax expense was $199,000 for the three months ended September 30, 1999, compared to $310,000 for the three months ended September 30, 1998. The decrease is attributable to lower taxable income in the third quarter of 1999. The effective tax rate was 38.6% and 38.8% for the three months ended September 30, 1999 and 1998, respectively.

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

         At September 30, 1999, the Bank exceeded all of its regulatory capital requirements with Tier 1 core capital of $28.7 million, or 9.6% of adjusted assets, which is above the required level of $12.0 million or 4.0%; and risk-based capital of $30.0 million or 15.8% of risk-weighted assets, which is above the required level of $15.2 million or 8.0%.

         The Company's most liquid assets are cash and interest-bearing demand accounts. The level of these accounts is dependent on the operating, financing, lending and investing activities during any given period. At September 30, 1999 cash and interest-bearing deposits totaled $7.4 million.

         The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances. At September 30, 1999, the Bank had outstanding advances with the FHLB of $47.2 million. The FHLB maintains two limitations on the availability based on FHLB stock ownership and total assets. The Bank currently meets the stock limitation; however, this limit may be raised by the purchase of additional FHLB stock. Based on the total assets limitations, the Bank may increase its borrowings with the FHLB by $57.1 million. Depending upon market conditions and the pricing of deposit products and FHLB borrowings, the Bank may utilize FHLB advances to fund loan originations.

         At September 30, 1999 the Bank had commitments to originate loans and unused lines of credit totaling $17.2 million. Certificate accounts which are scheduled to mature in one year or less from September 30, 1999 totaled $93.0 million. The Bank anticipates that it will have sufficient funds to meet its current loan commitments and maturing deposits.

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

The Company has worked with the companies that supply or service the Company's computer systems to identify and remedy any Year 2000 related systems. The Company's Board of Directors is monitoring the Company's progress in addressing Year 2000 issues.

The Company converted to a new computer system in the third quarter of 1999 that supports the primary lending and savings operations of the Company. Upon conversion, the Company tested the new systems to ensure that they were Year 2000 compliant.

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

CERTAIN STATEMENTS CONTAINED IN THIS SECTION "YEAR 2000 " CONSTITUTE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933 AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934. SUCH FORWARD LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD LOOKING STATEMENTS. SUCH FACTORS MAY INCLUDE, BUT ARE NOT LIMITED TO, THE SEVERITY OF PROBLEMS DISCOVERED WITH THE COMPANY'S OWN SYSTEMS AS YEAR 2000 TESTING CONTINUES, THE COST OF REMEDYING SUCH PROBLEMS, THE SEVERITY OF YEAR 2000 PROBLEMS ENCOUNTERED BY THIRD PARTY SERVICE PROVIDERS AND THE COMPANY'S BORROWERS, ADDITIONAL INITIATIVES BY THE COMPANY'S REGULATORS, AND THE COSTS OF YEAR 2000 PROFESSIONALS GENERALLY IN THE EVENT PROBLEMS ARE ENCOUNTERED.

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

         Statement No. 137 deferred the effective date of Statement No. 133 to all fiscal years beginning after June 15, 2000. Statement No. 133 may not be applied retroactively to financial statement of prior periods. The adoption of the Statement would have no material impact on the Company's financial condition or results of operation.

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

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sources of market risk include interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. The Company is only subject to interest rate risk. The Company purchased no financial instruments for trading purposes during the nine months ended September 30, 1999 or 1998.

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

                 b.  Reports on Form 8-K

                          On September 2, 1999, the Company filed a report on Form 8-K, announcing the completion of a stock repurchase program of 5% of its outstanding shares of common stock.

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

                                       Citizens First Financial Corp.



Date:    November 12, 1999             /s/ C. William Landefeld
      ----------------------------     --------------------------------------
                                       C. William Landefeld
                                       President


Date:    November 12, 1999             /s/ Dallas G. Smiley
      ----------------------------     --------------------------------------
                                       Dallas G. Smiley
                                       Chief Financial Officer