Form 10-K
period 1999-12-31
CITIZENS FIRST FINANCIAL CORP
filed 2000-03-30
CIK 1006265

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 1999
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

      Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $23,759,454 and is based upon the last sales price as quoted on The American Stock Exchange for March 14, 2000.

      The Registrant had 1,958,015 shares of Common Stock outstanding as of March 14, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Annual Report to Stockholders for the year ended December 31, 1999, are incorporated by reference into Part II of this Form 10-K.

      Portions of the Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                                      INDEX

                                                                            PAGE

PART I
         Item 1    Business....................................................1
         Item 2    Properties.................................................23
         Item 3    Legal Proceedings..........................................24
         Item 4    Submission of Matters to a Vote of Security Holders........24
         Supplemental Information - Executive Officers of the Registrant

PART II

         Item 5    Market for Registrant's Common Equity and Related
                   Stockholder Matters .......................................25
         Item 6    Selected Financial Data....................................25
         Item 7    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations........................25
         Item 7A   Quantitative and Qualitative Disclosures about
                   Market Risk................................................25
         Item 8    Financial Statements and Supplementary Data................25
         Item 9    Changes in and Disagreements With Accountants on
                   Accounting and Financial Disclosures.......................25

PART III

         Item 10   Directors and Executive Officers of the Registrant.........25
         Item 11   Executive Compensation.....................................26
         Item 12   Security Ownership of Certain Beneficial Owners
                   and Management.............................................26
         Item 13   Certain Relationships and Related Transactions.............26

PART IV
         Item 14   Exhibits, Financial Statement Schedules, and Reports on
                   Form 8-K ..................................................26

Signatures....................................................................28

                                     PART I

Item 1 Business

General

      Citizens First Financial Corp. (the "Company") was incorporated under Delaware law in January 1996. The Company completed its initial public offering of 2,817,500 shares of common stock on May 1, 1996 in connection with the conversion of Citizens Savings Bank, F.S.B (the "Bank") from the mutual to stock form of ownership (the "Conversion"). The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"), and the Securities and Exchange Commission ("SEC"). Currently, the Company does not transact any material business other than through its subsidiary, the Bank. At December 31, 1999, the Company had total assets of $316.6 million, total deposits of $220.2 million and total stockholders' equity of $34.3 million.

      The Bank was originally chartered in 1888 by the State of Illinois and in 1989 became a federally chartered savings bank. In April 1999, the Bank was converted from a federally chartered savings bank to an Illinois state savings bank. The Bank's principal business consists of the acceptance of retail deposits from the general public in the area surrounding its branch offices and the investment of those deposits, together with funds generated from operations and borrowings, in one- to four-family residential mortgage loans, multi-family, commercial real estate, consumer and other loans. The Bank originates loans for investment and for sale. Currently, it is the Bank's policy to sell, on a servicing retained basis, most longer-term fixed rate one- to four-family mortgage loans it originates as a method of controlling its growth, managing its interest rate risk and increasing its loan servicing fee income. The Bank's revenues are derived principally from interest on its mortgage, consumer and commercial loans, loan servicing fees and, to a lesser extent, the interest on its securities. The Bank's primary source of funds are deposits, principal and interest payments on loans and securities, borrowings from the Federal Home Loan Bank of Chicago and, to a lesser extent, proceeds from the sale of loans and securities. The Bank had two wholly-owned service corporations, CSL Service Corporation and Fairbury Financial Services Corp. CSL Service Corporation is an Illinois-chartered corporation that has a joint venture with an independent insurance agency and a participant in a joint venture that has purchased and is developing commercial real estate. Fairbury Financial Services Corp., an Illinois-chartered corporation, that serviced previously sold tax deferred annuities and long-term care insurance policies that it sold on an agency basis was merged into CSL Service Corporation in January, 1999.

Market Area and Competition

      The Bank is a community-oriented savings institution offering a variety of financial products and services to meet the needs of the communities it serves. The Bank's deposit gathering is concentrated in the communities surrounding its six offices located in the municipalities of Bloomington, Normal, Eureka and Fairbury, Illinois which are part of McLean, Woodford and Livingston Counties. In January 2000, the Company entered into a purchase agreement for the sale of certain fixed assets and assumption of deposit liabilities of a branch located in Eureka, Illinois. McLean County comprises the greater Bloomington/Normal metropolitan area and Woodford, Tazewell and Livingston Counties are adjacent to the greater Bloomington/Normal metropolitan area. The economy in McLean, Woodford, Tazewell and Livingston Counties has historically benefitted from the presence of the national and regional headquarters of State Farm Insurance Company, the Mitsubishi Motors Corporation, Caterpillar, GTE, the Eureka Company, Illinois Farm Bureau, Illinois State University and Illinois Wesleyan University as well as a variety of agricultural related businesses. These counties are the primary market area for the Bank's lending and deposit gathering activities.

      The Bank faces significant competition both in making loans and in attracting deposits. The greater Bloomington/Normal metropolitan area is a highly competitive market. The Bank faces direct competition from a significant number of financial institutions operating in its market area, many with a state-wide or regional presence and in some cases a national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Bank. State Farm Insurance Company, Bloomington-Normal's largest business, has opened a savings bank, which it will operate through its agents on a national basis. The Bank's competition for loans comes principally from commercial banks, savings and loan associations, mortgage banking companies, credit unions and insurance companies. Its most direct competition for deposits has historically come from savings and loan associations and commercial banks. In addition, the Bank faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, corporate and government securities funds, mutual funds and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

Investment Activities

      The investment policy of the Bank, as approved by the Board of Directors, requires management to maintain adequate liquidity and generate a favorable return on investments without incurring undue interest rate and credit risk. The Bank has invested primarily in U.S. Agency securities, a Federal Home Loan Bank demand investment account, eligible mutual funds, corporate securities and U.S. government sponsored agency issued mortgage-backed securities. SFAS 115 requires the Bank to designate its securities as held to maturity, available for sale or held for trading. The Bank does not currently maintain a portfolio of securities categorized as held to maturity or held for trading. The Bank's investment securities generally consist of U.S. Agency obligations and mortgage-backed and mortgage-related securities. The Bank's mortgage-backed securities consist of pass through certificates representing interests in pools of fixed and adjustable rate mortgage loans issued or guaranteed by FNMA, FHLMC or GNMA. At December 31, 1999, the Bank's portfolio of investment and mortgage-backed securities totaled $16.1 million, all of which was categorized as available for sale.

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

      One- to-Four Family Mortgage Lending. The Bank currently offers both fixed-rate and adjustable-rate mortgage loans secured by one- to-four family residences located in the Bank's primary market area, with maturities of up to thirty years. While the Bank has originated such loans secured by properties outside its market area, substantially all of such loans at December 31, 1999 were secured by property located in the Bank's primary market area. One- to-four family mortgage loan originations are generally obtained from the Bank's loan representatives operating in its branch offices and their contacts with the local real estate industry, existing or past customers, and members of the local communities.

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

Deposit Activities

      Deposits. The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposit accounts consist of savings, NOW accounts, checking accounts, money market accounts and certificate accounts. The Bank also offers certificate of deposit accounts with balances in excess of $100,000 at negotiated rates (jumbo certificates) and Individual Retirement Accounts ("IRAs"). For the year ended December 31, 1999, the average balance of core deposits (savings, NOW, money market and non-interest-bearing checking accounts) totaled $50.6 million, or 25.2%, of total average deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. The Bank uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its market area. While certificate accounts in excess of $100,000 are accepted by the Bank, the Bank does not actively solicit such deposits nor does the Bank currently use brokers to obtain deposits. The Bank has attempted to increase its deposit customer base and decrease its level of dependency on certificate accounts by offering interest free checking accounts without minimum balance requirements.

Statistical Data

INVESTMENT SECURITIES

      The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the investment securities at the dates indicated were:

                                                          Gross        Gross
                                            Amoritzed  Unrealized   Unrealized      Fair
                                            Cost       Gains        Losses         Value
                                              -------     -------       -------   -------
                                                         (Dollars in thousands)
Available for sale at December 31, 1999:
   Federal agencies                           $ 7,502                   $   288   $ 7,214
   Mortgage-backed securities                   8,144                       258     7,886
   Other asset-backed securities                   15                                  15
   Marketable equity securities                 1,000                        12       988
                                              -------     -------       -------   -------
       Total available for sale               $16,661                   $   558   $16,103
                                              =======     =======       =======   =======

Available for sale at December 31, 1998:
   Federal agencies                           $ 6,500     $     6       $     2   $ 6,504
   Mortgage-backed securities                  10,380          10            91    10,299
   Other asset-based securities                   231                                 231
   Marketable equity securities                 1,000                         1       999
                                              -------     -------       -------   -------
       Total available  for sale              $18,111     $    16       $    94   $18,033
                                              =======     =======       =======   =======

Available for sale at December 31, 1997:
   Federal agencies                           $ 4,209     $    14       $     4   $ 4,219
   Mortgage-backed securities                  14,210                       175    14,035
   Other asset-backed securities                   46                                  46
   Marketable equity securities                 1,000           2                   1,002
                                              -------     -------       -------   -------
      Total available for sale                $19,465     $    16       $   179   $19,302
                                              =======     =======       =======   =======

The balance of Federal Home Loan Bank of Chicago stock owned at December 31 is as follows:

                                      Cost
                     --------------------------------------
                             (Dollars in thousands)
                      1999            1998            1997
                      ----            ----            ----

                     $2,853          $1,971          $2,453
                     ======          ======          ======

The fair value of Federal Home Loan Bank stock approximates cost.
The yield on the stock is approximately 6.75% at December 31, 1999.

The maturity distribution (dollars in thousands) and average yields for the securities available for sale portfolio at December 31, 1999 were:

                        Within 1 Year        1 - 5 Years        5 - 10 Years
                       ---------------     ---------------    ---------------
                       Amount    Yield     Amount    Yield    Amount    Yield
                       ------    -----     ------    -----    ------    -----

   Federal agencies    $  988     4.98%    $2,444    6.37%    $3,782    6.58%
                       ------    ------    ------    -----    ------    -----
       Total           $  988     4.98%    $2,444    6.37%    $3,782    6.58%
                       ======    ======    ======    =====    ======    =====

                                                      Marketable Equity,
                                                      Mortgage and Other
                               Due After Ten Year   Asset-Backed Securities         Total
                               ------------------   -----------------------         -----
                                Amount    Yield     Amount         Yield      Amount     Yield
                                 -----    -----     -------        -----      -------    -----
Federal agencies                                                              $7,2144     6.29%
Marketable equity securities                        $   988         5.34%         988     5.34
Mortgage-backed securities                            7,886         6.22        7,886     6.22
Other asset-backed securities                            15         5.44           15     5.44
                                 -----    ------    -------        -----      -------    -----
      Total                      $ -0-     0.00%    $ 8,889        6.11%      $16,103    6.20%
                                 =====    ======    =======        =====      =======    =====

LOAN PORTFOLIO
Types of Loans

                                        1999       1998       1997       1996       1995
                                        ----       ----       ----       ----       ----
                                                     (Dollars in thousands)
Commercial loans                      $ 12,694   $ 12,727   $ 16,863   $  8,063   $  6,865
Real estate loans:
   Construction and land                72,636     40,946     15,862     12,489     12,353
   Commercial                           26,633     24,073     25,610      8,934      8,679
   Residential                         153,070    150,273    168,938    174,253    152,177
Consumer and other loans                16,151     12,072     12,345     11,444     11,719
                                      --------   --------   --------   --------   --------
   Total                               281,184    240,091    239,618    215,183    191,793

Deferred premium on sale of loans            3         11         33         34         39
                                      --------   --------   --------   --------   --------

   Total gross loans                   281,187    240,102    239,651    215,217    191,832

Less:
   Undisbursed portion of loans (1)     15,623      7,189      9,049      3,397      2,859
   Unearned interest
   Deferred loan fees                       11         29        293        266        200
   Allowance for loan losses             1,679      1,256        840        512        412
                                      --------   --------   --------   --------   --------

Loans, net                            $263,874   $231,628   $229,469   $211,042   $188,361
                                      ========   ========   ========   ========   ========

(1) The undisbursed portion of loans represents amounts included in gross loans above that have been approved, but not disbursed to the borrower.

Loans held for sale at December 31, 1999, 1998, 1997, 1996 and 1995 were $3,007,425, $5,245,872, $2,393,567, $3,027,468 and $-0-, respectively, were not included in the above totals.

Maturities and Sensitivities of Loans to Changes in Interest Rates

Presented in the table below are the maturities of loans (excluding commercial real estate, residential real estate and consumer and other loans) outstanding as of December 31, 1999. Also presented are the amounts due after one year classified according to the sensitivity to changes in interest rates.

                                                    Maturing
                                           --------------------------
                                           Within      1-5     Over 5
                                           1 Year     Years     Years     Total
                                           -------   -------   -------   -------
                                                  (Dollars in thousands)

Commercial loans                           $ 7,307   $ 4,413    $  974   $12,694
Real estate loans-Construction and
    Land                                    37,569    33,457     1,610    72,636
                                           -------   -------    ------   -------
     Total                                 $44,876   $37,870    $2,584   $85,330
                                           =======   =======    ======   =======

                                                                 Maturing
                                                           -------------------
                                                            1 - 5       Over
                                                            Years      5 Years
                                                           -------     -------
                                                          (Dollars in thousands)

Loans maturing after one year with:
   Fixed rates                                             $26,928      $2,584
   Variable rate                                            10,942           0
                                                           -------      ------
      Total                                                $37,870      $2,584
                                                           =======      ======

Risk Elements

                                                            December
                                                --------------------------------
                                                1999   1998   1997   1996   1995
                                                ----   ----   ----   ----   ----
                                                     (Dollars in thousands)
Nonaccruing loans                               $435   $129   $737   $198   $311

Loans contractually past due 90 days or
    more other than nonaccuring                  134    250    211    369    637

Restructured loans                               314    325    341    463    364

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

Interest income of approximately $26,000 for the year ended December 31, 1999, was recognized on the nonaccruing and restructured loans listed in the table above, whereas interest income of approximately $45,000 would have been recognized under their original loan terms.

Potential Problem Loans:

Management has identified certain other loans totaling $250,000 as of December 31, 1999, not included in the risk elements table, which are current as to principal and interest, about which there are doubts as to the borrowers' ability to comply with present repayment terms.

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

The Company accounts for impaired loans in accordance with SFAS No. 114 and No. 118, "Accounting by Creditors for an Impairment of a Loan" and "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". These Statements require that impaired loans within the scope of these Statements be measured at the present value of expected future cash flows discounted at the loan's effective interest rate, or as a practical expedient, at the loan's observable market price or fair value of the collateral, if the loan is collateral dependent. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the note. The amount of impaired loans outstanding at December 31, 1999 and 1998 and during 1999 and 1998 were immaterial. The Company considers 1-4 family real estate and consumer loans to be homogeneous and are therefore excluded from the separate identification for evaluation of impairment.

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

      The Company has substantially increased its investment in commercial, commercial real estate and construction and land loans since December 31, 1996. Because of the higher degree of risk associated with these types of loans, the Company has undertaken to increase its allowance for loan losses to reflect this increased risk.

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

Summary of Loan Loss Experience

                                                  1999      1998         1997        1996        1995
                                                 -----------------------------------------------------
Balance at January 1                             $1,256       $840        $512        $412        $353

Loan charged off (net):
Commercial loans                                     --         (8)         --          --          --
Real estate loans:
   Construction and land                             --         (7)         --          --          --
   Commercial                                        --         --         (32)         --          --
   Residential                                      (57)       (32)       (106)        (47)        (59)
Consumer and other loans                             --         --         (32)        (20)         (5)
                                                 ------    -------     -------     -------     -------
Net charge-offs                                     (57)       (47)       (188)        (67)        (64)
                                                 ------    -------     -------     -------     -------
Provision for loan losses                           480        463         516         167         123
                                                 ------    -------     -------     -------     -------
Balance at December 31                           $1,679    $ 1,256     $   840     $   512     $   412
                                                 ======    =======     =======     =======     =======

Ratio of net charge-offs during the period to
  average loans outstanding during the period      0.02%      0.02%       0.08%       0.03%       0.03%
                                                 ======    =======     =======     =======     =======

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

Allocation of the Allowance for Loan Losses

      Presented below is an analysis of the composition of the allowance for loan losses (in thousands of dollars) and percent of each category to total loans:

                            1999               1998               1997
--------------------------------------------------------------------------------
                                    % of               % of               % of
                          Amount   Total     Amount   Total     Amount   Total
--------------------------------------------------------------------------------
Commercial loans          $  405    24.12%   $  320    25.48%   $  213    25.36%
Real estate loans:
   Construction and land     210    12.51        70     5.57        40     4.76
   Commercial                285    16.97       120     9.55       116    13.81
   Residential               480    28.59       435    34.63       393    46.78
Consumer and other loans     120     7.15        75     5.97        78     9.29
Unallocated                  179    10.66       236    18.80         0      0.0
                             ---    -----       ---    -----         -      ---

     Total                $1,679    100.0%   $1,256    100.0%   $  840    100.0%
                          ======    =====    ======    =====    ======    =====

                                               1996                1995
--------------------------------------------------------------------------------
                                                       % of               % of
                                             Amount    Total     Amount   Total
--------------------------------------------------------------------------------

Commercial loans                              $ 68     13.28%    $ 56     13.59%
Real estate loans:
   Construction and land                        46      8.98       16      3.88
   Commercial                                   36      7.03       56     13.59
   Residential                                 222     43.37      182     44.18
Consumer and other loans                       140     27.34      130     31.55
Unallocated                                      0       0.0        0       0.0
                                              ----     -----     ----     -----

    Total                                     $512     100.0%    $412     100.0%
                                              ====     =====     ====     =====

The percentage of the allocation of the allowance for loan losses among the various categories have changed for the years 1995 through 1999 to reflect the changes in the types of loans that the Company was originating, the degree of risk associated with these loans and the performance of specific loans. The increased investment in the higher risk commercial, commercial real estate and construction and land loans is reflected in the increased allowance attributed to these classifications. The unallocated portion of the allowance for loan losses represents the amount that is necessary to cover any current adverse conditions on the loan portfolio such as the deterioration in the agricultural industry.

DEPOSITS AND BORROWINGS

Deposits

      The following table shows the average amount of deposits and average rate of interest paid thereon for the years indicated.

                                       1999                    1998                      1997
                                       ----                    ----                      ----
                                                Weighted                 Weighted                Weighted
                                                 Average                  Average                 Average
                                    Amount        Rate       Amount        Rate       Amount       Rate
                                    ------        ----       ------        ----       ------       ----
                                                            (Dollars in thousands)
Balance at December 31:
Noninterest bearing deposits        $14,217       0.00%     $ 10,333      0.00%      $  7,531      0.00%
Money market deposit accounts        12,542       3.40%       10,345      2.26%         9,703      2.41%
Savings deposits                     19,003       2.20%       17,221      2.40%        16,921      2.48%
NOW accounts                         19,079       1.76%       16,668      2.27%        14,930      2.26%
Certificate of deposit and
   other time deposits              150,068       5.36%      147,591      5.77%       148,812      5.83%
                                   --------       -----     --------      ----       --------      ----
     Total deposits                $214,909       4.29%     $202,158      4.72%      $197,897      4.89%
                                   ========       =====     ========      ====       ========      ====

As of December 31, 1999, certificates of deposit and other time deposits of $100,000 or more mature as follows:

                                                              Maturing
                                       --------------------------------------------------
                                      3 Months      3-6         6-12      Over 12
                                       or less     Months      Months      Months       Total
                                       -------     ------      ------      ------       -----
                                                      (Dollars in thousands)
Certificates of deposit and other
   time deposits                       $4,580      $2,949      $7,456      $3,702      $18,687
                                       ======      ======      ======      ======      =======
Per cent                               24.51%      15.78%      39.90%      19.81%      100.00%
                                       ======      ======      ======      ======      =======

Borrowings

      At December 31, 1999, the Bank had $57,073,000 in outstanding advances from the FHLB. It is the policy of the Bank to utilize advances from the FHLB as an alternative to retail deposits to fund its operations and may do so in the future as part of its operating strategy. The FHLB advance was collateralized primarily by certain of the Bank's mortgage loans and mortgage-backed securities and secondarily by the Bank's investment in capital stock of the FHLB. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 1999, the Company had $17,000,000 in FHLB borrowings with a weighted average rate of 5.22% which were callable at various dates.

      The following table sets forth certain information regarding the Bank's borrowed funds at or for the periods ended on the dates indicated:

                                                        At or For the Year
                                                        Ended December 31,
                                                  -----------------------------
                                                    1999       1998       1997
                                                    ----       ----       ----
                                                       (Dollars In thousands)
FHLB advances:

         Average balance outstanding ...........  $45,481    $33,573    $33,858
                                                  =======    =======    =======

         Maximum amount outstanding at
         any month-end during the period .......  $57,073    $39,415    $46,067
                                                  =======    =======    =======

         Balance outstanding at end of
         period ................................  $57,073    $39,410    $33,944
                                                  =======    =======    =======

         Weighted average interest rate
         during the period .....................     5.67%      6.37%      6.26%
                                                  =======    =======    =======

         Weighted average interest rate
         at end of period ......................     5.79%      5.67%      6.08%
                                                  =======    =======    =======

RETURN ON EQUITY AND ASSETS

                                                     1999       1998       1997
                                                     ----       ----       ----

Return on assets (net income divided by
   average total assets)                             0.40%      0.73%      0.69%
Return on equity (net income divided by
   average equity)                                   3.38%      5.54%      4.88%
Dividend payout ratio (dividends per
   share divided by net income per share)           17.67%      0.00%      0.00%
Equity to assets ratio (average equity
   divided by average total assets)                 11.73%     13.11%     14.15%

Subsidiary Activities

      At December 31, 1999, the Bank had a wholly-owned service corporation, CSL Service Corporation ("CSL"), an Illinois chartered company. A prior service corporation, Fairbury Financial Service Corp. was merged into CSL in January, 1999. CSL is a participant in a joint venture with an independent insurance agency (Hometown Insurance) and a participant in a joint venture real estate development (Williamsburg Place LLC) which has purchased and is developing commercial real estate.

Personnel

      As of December 31, 1999, the Bank had 87 authorized full-time employee positions and 38 authorized part-time employee positions. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

                           REGULATION AND SUPERVISION

General

      The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the OTS under the Home Owners' Loan Act, as amended (the "HOLA").

      The Bank is an Illinois state chartered savings bank and its deposit accounts are insured up to applicable limits by the FDIC under the Savings Association Insurance Fund (the "SAIF"). The Bank is subject to extensive regulation by the Illinois Office of Banks and Real Estate Commissioner ( the "Commissioner"), as its chartering authority, and by the FDIC, as deposit insurer. The Bank must file reports with the Commissioner and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approval prior to entering into certain transactions such as establishing branches and mergers with, or acquisitions of, other depository institutions. There are periodic examinations by the Commissioner and the FDIC to assess the Bank's compliance with various regulatory requirements and financial condition. This regulation and supervision establishes a framework of activities in which a savings bank can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Commissioner, the FDIC or through legislation, could have a material adverse impact on the Company and the Bank and their operations and stockholders. The Holding Company will also be required to file certain reports with and otherwise comply with the rules and regulations, of the OTS, the Commissioner and of the Securities and Exchange Commission (the "SEC") under the federal securities laws. Certain of the regulatory requirements applicable to the Bank and to the Holding Company are referred to below or elsewhere herein. However, the description of such requirements is not exhaustive and it does not purport to be a complete description of the applicable laws and regulations.

      The Commissioner has established a schedule for the assessment of "supervisory fees" upon all Illinois savings banks to fund the operations of the Commissioner. These supervisory fees are computed on the basis of each savings bank's total assets (including consolidated subsidiaries) and are payable at the end of each calendar quarter. A schedule of fees has also been established for certain filings made by Illinois savings banks with the Commissioner. The Commissioner also assesses fees for examinations conducted by the Commissioner's staff, based upon the number of hours spent by the Commissioner's staff performing the examination. During the year ended December 31, 1999, the Bank paid approximately $30,000 in supervisory fees and expenses.

Regulations

      Capital Requirements. Under the Illinois law and the regulations of the Commissioner, an Illinois savings bank must maintain a minimum level of capital equal to the higher of 3% of total assets or the amount required to maintain insurance of deposits by the FDIC. The Commissioner has the authority to require an Illinois savings bank to maintain a higher level of capital if deemed necessary based on the savings bank's financial condition, history, management or earnings prospects.

      The FDIC has also adopted risk-based capital guidelines to which the Bank is subject. The Bank is required to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk. The guidelines divide a savings bank's capital into two tiers. The first tier ("Tier I") includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary ("Tier II") capital includes, among other items, cumulative perpetual and long-term limited life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitation, less required deductions. Savings banks are required to maintain a total risk-based capital ratio of 8%, of which at least 4% must be Tier I capital.

      In addition, the FDIC has established regulations prescribing a minimum Tier I leverage ratio. These regulations provide for a minimum Tier I leverage ratio of 3% for banks that meet certain specified citieria, including that they have the highest examination rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier I leverage ratio of at least 4%. The FDIC may, however, set higher leverage and risk-based capital requirements on individual institutions when particular circumstances warrant.

      The following is a summary of the Bank's regulatory capital at December 31, 1999:

            Total Capital to Risk-Weighted Assets                14.0%
            Tier I Leverage Ratio                                 9.2%
            Tier I to Risk-Weighted Assets                       13.3%

      The FDIC, along with other federal banking agencies, adopted a regulation providing that the agencies will take account of the exposure of a bank's capital and economic value to changes in interest rate risk in assessing a bank's capital adequacy.

      Standard for Safety and Soundness. The federal banking agencies have adopted final regulations and Interagency Guidelines Establishing Standard for Safety and Soundness to implement safety and soundness standards. The Guidelines set forth the safety and soundness standards that the banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

      Lending Restriction. The Bank is prohibited by the Illinois law from making secured or unsecured loans for business, commercial or agricultural purposes representing in the aggregate an amount in excess of 15% of its total assets, unless the Commissioner authorizes in writing a higher percentage limit for such loans upon the request of an institution.

      The Bank is also subject to a loans-to-one borrower limitation. Under the Illinois law, the total loans and extensions of credit by the Bank to any person outstanding at one time must not exceed the greater of $500,000 or 20% of the Bank's total capital plus general loan loss reserves. In addition, the Bank may make loans in an amount equal to an additional 10% of the Bank's capital plus general loan loss reserves if secured by readily marketable collateral.

      Dividend Limitations. Under the Illinois Savings Bank Act (the "ISBA"), dividends may only be declared when the total capital of the Bank is greater than that required by Illinois law. Dividends may be paid by the Bank out of its net profits. The written approval of the Commissioner must be obtained, however, before a savings bank having total capital of less than 6% of total assets may declare dividends in any year in an amount in excess of 50% of its net profits for that year. A savings bank may not declare dividends in excess of its net profits in any year without the approval of the Commissioner. Finally, the Bank will be unable to pay dividends in an amount which would reduce its capital below the greater of (i) the amount required by the FDIC capital regulations or otherwise specified by the FDIC, (ii) the amount required by the Commissioner or
(iii) the amount required for the liquidation account established by the Bank in connection with the Bank's conversion to stock form. The Commissioner and the FDIC also have the authority to prohibit the payment of any dividends by the Bank if the Commissioner or the FDIC determines that the distribution would constitute an unsafe or unsound practice.

Prompt Corrective Regulatory Action

      Federal law requires, among other things, that the federal bank regulatory authorities take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes various capital categories. The FDIC has adopted regulations to implement the prompt corrective action legislation. Under the regulations, an institution is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be "significantly undercapitalized" if it has a risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

      "Undercapitalized" banks are subject to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank's compliance with such plan must be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the Bank's total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is

"significantly undercapitalized". "Significantly undercapitalized" banks are subject to one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks or dismiss directors or officers. "Critically undercapitalized" institutions also may not make any payment of principal or interest on certain subordinated debt or extend credit for a highly leveraged transaction or enter into any material transaction outside the ordinary course of business. In addition, subject to a narrow exception, the appointment of a receiver or conservator is required for a "critically undercapitalized" institution within 270 days after it obtains such status.

Transactions with Affiliates

      Transactions between depository institutions and their affiliates are governed by federal law. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary. In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, the extent to which the savings bank or its subsidiaries may engage in "covered transactions", including loans, with any one affiliate is limited to 10% of such savings bank's capital stock and surplus, and there is an aggregate limit on all such transactions with all affiliates of 20% of such capital stock and surplus. Federal law also establishes specific collateral requirements for loans or extensions of credit to, or guarantees, acceptances on letters of credit issued on behalf of an affiliate. Covered transactions and a broad list of other specified transactions also must be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with non-affiliates.

      Federal law also restricts a savings bank with respect to loans to directors, executive officers, and principal stockholders. Loans to directors, executive officers and stockholders who control, directly or indirectly, 10% or more of voting securities of a savings bank, and certain related interests of any of the foregoing, may not exceed the savings bank's total capital and surplus. Loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made pursuant to a better or compensate program that is widely available to the Bank's employees and does not give preference to the insider over the employees. Federal law also establishes a board of directors approval requirements for loans exceeding a certain amount. There are additional limitations on loans to executive officers.

Enforcement

      The Commissioner and the FDIC have extensive enforcement authority over Illinois-chartered savings banks, including the Bank. this enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

      The Commissioner is given authority by Illinois law to appoint a conservator or receiver for an Illinois savings bank under certain circumstances including, but not limited to, insolvency, a substantial dissipation of assets due to violation of law, regulation, order of the Commissioner or an unsafe or unsound practice. The FDIC also has authority under federal law to appoint a conservator or receiver for an insured savings bank under certain circumstances.

Insurance of Deposit Accounts

      Deposits of the Bank are presently insured by the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of the three subcategories based on examination ratings and other supervisory information. An institution's assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points of assessable deposits for the healthiest institutions to 27 basis points for the riskiest.

      In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. During 1999, FICO payments for SAIF members approximated 6.5 basis points, while Bank Insurance Fund ("BIF") members paid 1.3 basis points. By law, there was equal sharing of FICO payments between SAIF and BIF members beginning on January 1, 2000.

      The Bank's SAIF assessment rate for 1999 was zero basis points, therefore no premium was paid for the period. Payments toward the FICO bonds amounted to approximately $123,000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

      Insurance of deposits may be terminated by the FDIC upon finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Reserve System

      The Federal Reserve Board regulations require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $44.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $44.3 million, the reserve requirement is $1.329 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $44.3 million. The first $5.0 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirement.

Federal Home Loan Bank System

      The Bank is a member of the FHLB system, which consists of 12 regional FHLBs. The FHLB provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB, is required to acquire and hold shares of capital stock in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank is in compliance with this requirement with an investment in FHLB stock at December 31, 1999 of $2,853,700.

      The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended December 31, 1999, 1998 and 1997, cash dividends from the FHLB to the Bank amounted to approximately, $159,000, $138,000 and $134,000, respectively.

Holding Company Regulation

      Federal law allows a state savings bank that qualifies as a "qualified thrift lender" to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of federal law. Such election results in its holding company being regulated as a savings and loan holding company by the OTS rather than as a bank holding company by the Federal Reserve Board. The Bank has made such election and has received approval from the OTS to become a savings and loan holding company. The Company has registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Additionally, the Bank is required to notify the OTS at least 30 days before declaring any dividend to the Company. Because the Bank is chartered under Illinois law, the Company is also subject to registration with and regulation by the Commissioner.

      As a unitary savings and loan company, the Company is generally not restricted under existing laws as to the types of business activities in which it may engage. The Gramm-Leach-Billey Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law and for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Billey Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Billey Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, so long as the Bank continues to comply with the qualified thrift lender test. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be subject to extensive limitations on the types of business activities in which it could engage. Federal law limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 4(c)(8) of the Bank Holding Company Act, subject to prior approval of the OTS, and to other activities authorized by OTS regulation. Multiple savings and loan holding companies are prohibited from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities other than those permitted by federal law.

      Federal law prohibits a savings and loan holding company, directly or indirectly, or through one or more subsidiaries, from merging with or acquiring more than 5% of the voting stock of another savings institution or holding company thereof without prior written approval of the OTS. In evaluating applications by holding companies to acquire savings institutions, the OTS must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

      The OTS is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except: (i) interstate supervisory acquisitions by savings and loan holding companies; and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

      In order to elect and continue to be regulated as a savings and loan holding company by the OTS, the Bank must continue to qualify as a qualified thrift lender. This requires the Bank to maintain compliance with the test for a "domestic building and loan association", as defined in the Internal Revenue Code, or with a Qualified Thrift Lender Test. Under the Test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. A holding company of a savings institution that fails to qualify as a qualified thrift lender must either convert to a bank holding company and thereby become subject to the regulation and supervision of the Federal Reserve Board or operate under certain restrictions. As of December 31, 1999, the Bank maintained in excess of 65% of its portfolio assets in qualified thrift investments. The Bank also met the test in each of the prior 12 months and, therefore, is a qualified thrift lender. Recent legislative amendments have broadened the scope of "qualified thrift investments" that go toward meeting the test to fully include credit card loans, student loans and small business loans.

FEDERAL AND STATE INCOME TAXATION

Federal Taxation

      General The Company files a consolidated federal income tax return. To the extent a member incurs a loss which is utilized to reduce the consolidated federal tax liability, that member will be reimbursed for the tax benefit utilized from the member(s) incurring federal tax liabilities.

      Amounts provided for income tax expense are based upon income reported for financial statement purposes and do not necessarily represent amounts currently payable to federal and state tax authorities. Deferred income taxes, which principally arise from the temporary difference related to the recognition of certain income and expense items for financial reporting purposes and the period in which they affect federal and state taxable income, are included in the amounts provided for income taxes.

      Bad Debt Reserves The Small Business Job Protection Act of 1996 (the
"1996 Act"), which was enacted on August 20, 1996, made significant changes to provisions of the Code relating to a savings institution's use of bad debt reserves for federal income tax purposes and requires such institutions to recapture (i.e. take into income) certain portions of their accumulated bad debt reserves. Prior to the enactment of the 1996 Act, the Bank was permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions, within specified formula limits were deducted in arriving at the Bank's taxable income. The Bank's deduction with respect to "qualifying loans", which are generally loans secured by certain interests in real property, could be computed using an amount based on a six-year moving average of the Bank's actual loss experience (the "Experience Method"), or a percentage equal to 8% of the Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve. The Bank's deduction with respect to non-qualifying loans was required to be computed under the Experience Method.

      The 1996 Act Under the 1996 Act, for its current and future taxable years, as a "Small Bank", the Bank is permitted to make additions to its tax bad debt reserves under an Experience Method based on total loans. However, the Bank is required to recapture (i.e. take into income) over a six year period the excess of the balance of its tax bad debt reserves as of December 31, 1996 over the balance of such reserves as of December 31, 1987. As of December 31, 1995, the Bank's tax bad debt reserve exceeded the balance of such reserve as of December 31, 1987 by $326,713.

      Distributions Under the 1996 Act, if the Bank makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Bank's unrecaptured tax bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. The term "non-dividend distributions" is defined as distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not cause this pre-1988 reserve to be included in the Bank's income.

      The amount of additional taxable income created from a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately one and one-half times the amount of such distribution (but not in excess of the amount of such reserves) would be includable in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its tax bad debt reserves.

      Dividends Received Deduction and Other Matters The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company and the Bank own more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividend received may be excluded.

State Taxation

      Illinois State Taxation The Company and its subsidiaries are required to file Illinois income tax returns and pay tax at an effective tax rate of 7.18% of Illinois taxable income. For these purposes, Illinois taxable income, generally means federal taxable income subject to certain modifications, the primary one of which is the exclusion of interest income on United States obligations.

      The Company and its subsidiaries file one combined corporation return for State of Illinois income tax purposes.

      Delaware State Taxation As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware Corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Item 2 Properties

      The Bank conducts its business through an executive and full service office located in Normal and five other full service branch offices. The Company believes that the Bank's current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company. In January 2000, the Company entered into a purchase and assumption of deposits agreement for the sale of certain fixed assets and assumption of deposit liabilities for the branch located in Eureka, Illinois. It is anticipated this transaction will be finalized in the second quarter of 2000.

                                Leased or      Original Year     Net Book Value at  Deposits per
                 Location         Owned     Leased or Acquired   December 31, 1999    Office
----------------------------    ---------   ------------------   -----------------  ------------
                                                                        (In thousands)
Executive Branch Office:
2101 North Veterans Parkway*
Bloomington, Illinois  61704      Owned             1997                    $4,541      $25,711

Branch Offices:
301 Broadway*
Normal, Illinois  61761           Owned             1963                       712       59,582

2402 E. Washington*               Owned             1980                       867       44,430
Bloomington, Illinois  61704

1722 Hamilton Road*               Owned             1995                     1,366       11,985
Bloomington, Illinois  61704

115 N. Third Street*              Owned             1981                       818       51,790
Fairbury, Illinois  61739

205 S. Main *                     Owned             1974                       226       26,739
Eureka, Illinois  61530                                                        ---       ------

Total                                                                      $ 8,530    $ 220,237
                                                                           =======    =========

* An automated teller machine is located at each office.
None of the properties owned by the Company are subject to any encumbrance.

Item 3 Legal Proceedings

      The registrant is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the registrant's financial condition or results of operations.

Item 4 Submission of Matters to a Vote of Security Holders

      No matters were submitted during the fourth quarter of 1999 to a vote of security holders, through the solicitation of proxies or otherwise.

SUPPLEMENTAL INFORMATION - EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions with the Company and subsidiary bank of all executive officers of the Company are listed below:

                            Officers with the Company     Principal Occupation
       Name and Age         And Subsidiary Bank           During Past Five Years
       ------------         -------------------           ----------------------

C. William Landefeld , 60   President and Chief           President and Chief
                            Executive Officer, Citizens   Executive Officer,
                            First Financial Corp.;        Citizens First
                            President and Chief           Financial Corp. since
                            Executive Officer, Citizens   1996; President and
                            Savings Bank.                 Chief Executive
                                                          Officer, Citizens
                                                          Savings Bank since
                                                          1987

Richard F. Becker, 52       Senior Vice President and     Senior Vice President
                            Secretary, Citizens First     and Secretary,
                            Financial Corp.; Senior       Citizens First
                            Vice President and            Financial Corp. since
                            Secretary, Citizens Savings   1996, Senior President
                            Bank.                         and Secretary,
                                                          Citizens Savings Bank
                                                          since 1996, Vice
                                                          President, Citizens
                                                          Savings Bank since
                                                          1979.

Dallas G. Smiley, 53        Senior Vice President and     Senior Vice President
                            Chief Financial Officer,      and Chief Financial
                            Citizens First Financial      Officer, Citizens
                            Corp.; Senior Vice            First Financial Corp.
                            President and Chief           since 1996, Senior
                            Financial Officer, Citizens   President and Chief
                            Savings Bank.                 Financial Officer,
                                                          Citizens Savings Bank
                                                          since 1995, Vice
                                                          President and Chief
                                                          Financial Officer,
                                                          Citizens Savings Bank
                                                          since 1987.

                                     PART II

Item 5 Market for the Registrant's Common Equity and Related Stockholder Matters

      Information relating to the market for registrant's common equity, dividends paid and related stockholder matters appears in the registrant's 1999 Annual Report to Stockholders on page 42 and is incorporated herein by reference.

Item 6 Selected Financial Data

      Information required under this item is incorporated by reference to page 5 of the Company's 1999 Annual Report to Stockholders under the caption "Selected Financial Data".

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

      The above-captioned information appears under Management's Discussion and Analysis of Results of Operations and Financial Condition in the registrant's 1999 Annual Report to Stockholders on pages 6 through 10 and 13 through 15 and is incorporated herein by reference.

Item 7A Quantitative and Qualitative Disclosures about Market Risk

      The information required under this item is incorporated by reference to pages 11 and 12 of the Company's 1999 Annual Report to Stockholders.

Item 8 Financial Statements and Supplementary Data

      The Consolidated Financial Statements of Citizens First Financial Corp. and its subsidiaries, together with the report thereon by Olive LLP for the year ended December 31, 1999 appears in the registrant's 1999 Annual Report to Stockholders on pages 16 through 42 and are incorporated herein by reference.

Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10 Directors and Executive Officers of the Registrant

      The information required under this item relating to directors in incorporated by reference to the registrant's 2000 Proxy Statement furnished to its stockholders in connection with an annual meeting to be held April 24, 2000 (the "2000 Proxy Statement"), under the caption "Election of Directors",which Proxy Statement has been filed with the Commission. The information required under this item relating to executive officers is set forth in Part I, "Supplemental Information - Executive Officers of the Registrant" of this annual report on Form 10-K.

Item 11 Executive Compensation

      The information relating to directors' and executive compensation is incorporated herein by reference to the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2000 at pages 14 through 20.

Item 12 Security Ownership of Certain Beneficial Owners and Management

      The information required under this item is incorporated by reference to pages 12 and 13 of the registant's 2000 Proxy Statement, under the captions "Security Ownership of Directors, Nominees for Directors, Most Highly Compensated Executive Officers and All Directors and Executive Officers as a Group" and "Security Ownership of Shareholder Holding 5% or More", which Proxy Statement has been filed with the Commission.

Item 13 Certain Relationships and Related Transactions

      The information relating to certain relationships and related transactions is incorporated herein by reference to the registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2000 at page 16 under the caption "Transactions with Certain Related Persons".

                                     PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a)   The following documents are filed as a part of this report:

            (1)   Financial Statements

            Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 1999 Annual Report to Stockholders

                                                                            PAGE

            Independent Auditor's Report......................................16

            Consolidated Balance Sheet as of
            December 31, 1999 and 1998........................................17

            Consolidated Statement of Income for the
            years ended December 31, 1999, 1998 and 1997......................18

            Consolidated Statement of Changes in Stockholders' Equity
            for the years ended December 31, 1999, 1998 and 1997..............19

            Consolidated Statement of Cash Flows for the
            years ended December 31, 1999, 1998 and 1997...................20-21

            Notes to Consolidated Financial Statements.....................22-41

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

            13.0 Portions of 1999 Annual Report to Stockholders (filed herewith)

            21.0 Subsidiary information is incorporated herein by reference to "Part I - Subsidiaries"

            23.0  Consent of Olive LLP

            27.0  Financial Data Schedule

----------
            * Incorporated herein by reference to the Exhibits to Form SB-2, Registration Statement, filed on January 24, 1997 and any amendments thereto, Registration No. 333-556.

            ** Incorporated herein by reference to the Proxy Statement for the Special Meeting of Shareholders held on November 12, 1997.

      (b)   Reports on Form 8-K:

            A report on Form 8-K was filed on October 1, 1999, to announce the start of a stock repurchase program of 5% of the Company's outstanding shares of common stock.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30th day of March, 1999.

                                        CITIZENS FIRST FINANCIAL CORP.


                                        By: /s/ C. William Landefeld
                                            ------------------------------------
                                            C. William Landefeld
                                            President, Chief Executive Officer
                                            and Director

                                        Date: March 30, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

            Name                                Title               Date
            ----                                -----               ----


/s/ C. William Landefeld            President, Chief Executive
-------------------------------     Officer and Director          March 30, 2000
C. William Landefeld                (principal executive
                                    officer)


/s/ Dallas G. Smiley                Senior Vice President,
-------------------------------     Treasurer and Chief           March 30, 2000
Dallas G. Smiley                    Financial Officer
                                    (principal accounting and
                                    financial officer)


/s/ Dr. Lowell M. Thompson          Director                      March 30, 2000
-------------------------------
Dr. Lowell M. Thompson


/s/ Paul J. Hoffman                 Director                      March 30, 2000
-------------------------------
Paul J. Hoffman


/s/ Jeffrey M. Solberg              Director                      March 30, 2000
-------------------------------
Jeffrey M. Solberg


/s/ Ronald C. Wells                 Director                      March 30, 2000
-------------------------------
Ronald C. Wells


/s/ L. Carl Borngasser              Director                      March 30, 2000
-------------------------------
L. Carl Borngasser


/s/ Arthur W. Mier                  Director                      March 30, 2000
-------------------------------
Arthur W. Mier


/s/ James A. Shirk                  Director                      March 30, 2000
-------------------------------
James A. Shirk