Form 10-Q
period 2000-03-31
CITIZENS FIRST FINANCIAL CORP
filed 2000-05-15
CIK 1006265

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000     Commission File No.:  1-14274
                                                                        -------

                         CITIZENS FIRST FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                      37-1351861
(State or other jurisdiction of                   (I.R.S. Employer I.D. No.)
 incorporation or organization)

            2101 NORTH VETERANS PARKWAY, BLOOMINGTON, ILLINOIS 61704
                    (Address of principal executive offices)

                  Registrant's telephone number: (309) 661-8700


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for past 90 days. (1) Yes x   No
                                      (2) Yes x   No



               The Registrant had 1,958,015 shares of Common Stock
                       outstanding as of April 30, 2000.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

         ITEM 1.  FINANCIAL STATEMENTS
                  CONDENSED CONSOLIDATED BALANCE SHEET AS OF
                  MARCH 31, 2000 AND DECEMBER 31, 1999                      1

                  CONDENSED CONSOLIDATED INCOME STATEMENT FOR THE THREE
                  MONTHS ENDED SEPTEMBER MARCH 31, 2000 AND 1999            2

                  CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE
                  INCOME FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999 3

                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE
                  THREE MONTHS ENDED MARCH 31, 2000 AND 1999                4

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS      6

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                       7

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK                                               13

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                         14
         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                 14
         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           14
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS       14
         ITEM 5.  OTHER INFORMATION                                         14
         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                          14
         SIGNATURES                                                         15

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

PART I. -- FINANCIAL INFORMATION

                  CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                   AS OF MARCH 31, 2000 AND DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                              MARCH 31,         DECEMBER 31,
                                                                  2000                 1999
                                                                  ----                 ----
                                                                         (UNAUDITED)
ASSETS
  Cash and due from banks                                        $   4,873         $   9,909
  Interest-bearing demand deposits                                     462             3,267
                                                                 ---------         ---------
       Cash and cash equivalents                                     5,335            13,176
  Investment securities - available for sale                        15,703            16,103
  Mortgage loans held for sale                                       3,165             3,007
  Loans                                                            280,376           265,553
       Allowance for loan losses                                    (1,767)           (1,679)
                                                                 ---------         ---------
          Net loans                                                278,609           263,874
  Land in real estate joint venture                                  4,108             4,108
  Premises and equipment                                             8,923             9,029
  Federal Home Loan Bank of Chicago Stock                            3,025             2,854
  Foreclosed real estate                                                88                86
  Other assets                                                       4,634             4,348
                                                                 ---------         ---------
               Total assets                                      $ 323,590         $ 316,585
                                                                 =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                                       $ 224,517         $ 220,237
  Federal Home Loan Bank advances                                   59,489            57,073
  Advances by borrowers for taxes and insurance                      1,162               891
  Other liabilities                                                  2,645             2,099
                                                                 ---------         ---------
               Total liabilities                                   287,813           280,300
                                                                 ---------         ---------

Minority interest in real estate joint venture                       2,034             2,034

Stockholders' Equity
  Preferred stock, $.01 par value
       Authorized and unissued - 1,000,000 shares                     --                --
  Common stock, $.01 par value; 8,000,000 shares
       authorized 2,817,500 shares issued and
       Outstanding                                                      28                28
  Paid-in-capital                                                   27,514            27,490
  Retained earnings                                                 21,587            21,180
  Accumulated other comprehensive loss                                (379)             (342)
  Less:
       Treasury shares, 859,485 and 793,145                        (13,625)          (12,580)
       Unearned incentive plan shares, 35,148
         and 40,577 shares                                            (484)             (559)
       Unearned employee stock ownership plan
         shares, 89,800 and 96,600 shares                             (898)             (966)
                                                                 ---------         ---------
               Total stockholders' equity                           33,743            34,251
                                                                 ---------         ---------
               Total liabilities and stockholders' equity        $ 323,590         $ 316,585
                                                                 =========         =========

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED INCOME STATEMENT

                                                        FOR THE THREE      FOR THE THREE
                                                         MONTHS ENDED       MONTHS ENDED
                                                        MARCH 31, 2000     MARCH 31, 1999
                                                        --------------     --------------
                                                           (UNAUDITED AND IN THOUSANDS
                                                               EXCEPT SHARE DATA)
Interest income:
  Interest on loans                                       $    5,534        $    4,757
  Interest on investments                                        352               502
                                                          ----------        ----------
       Total interest income                                   5,886             5,259
Interest expense:
  Interest on savings deposits                                 2,398             2,275
  Interest on borrowings                                         804               608
                                                          ----------        ----------
       Total interest expense                                  3,202             2,883
                                                          ----------        ----------
           Net interest income                                 2,684             2,376
  Provision for loan losses                                      120               120
                                                          ----------        ----------
           Net interest income after provision for
                  loan losses                                  2,564             2,256
  Other  income:
  Net gains on loan sales                                         59               160
  Other operating income                                         360               272
                                                          ----------        ----------
       Total other income                                        419               432
                                                          ----------        ----------

Other expense:
  Salaries and employee benefits                               1,273             1,151
  Net occupancy and equipment expenses                           316               385
  Deposit insurance expense                                       22                62
  Data processing fees                                            88               152
  Other operating expense                                        453               380
                                                          ----------        ----------
       Total other expense                                     2,152             2,130
                                                          ----------        ----------
Income before income tax                                         831               558
  Income tax expense                                             322               217
                                                          ----------        ----------
Net income                                                $      509        $      341
                                                          ==========        ==========

Basic earnings per share                                  $     0.27        $     0.17
  Weighted average shares outstanding                      1,852,777         2,029,092

Diluted earnings per share                                $     0.26        $     0.16
  Weighted average shares outstanding                      1,933,228         2,130,917

SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                  CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                           FOR THE THREE     FOR THE THREE
                                                            MONTHS ENDED      MONTHS ENDED
                                                           MARCH 31, 2000    MARCH 31, 1999
                                                           --------------    --------------
                                                              (Unaudited and in thousands)
                                                              ----------------------------
Net Income                                                        $ 509         $ 341

Other comprehensive loss, net of tax
   Unrealized losses on securities:
       Unrealized holding losses arising during
         the period                                                 (37)          (23)
                                                                  -----         -----

Comprehensive income                                              $ 472         $ 318
                                                                  =====         =====


SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                  CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                            FOR THE THREE     FOR THE THREE
                                                             MONTHS ENDED      MONTHS ENDED
                                                            MARCH 31, 2000    MARCH 31, 1999
                                                            --------------    --------------
                                                              (Unaudited and in thousands)
                                                              ----------------------------
OPERATING ACTIVITIES
  Net income                                                     $    509         $    341
  Adjustments to reconcile net income to net
    cash (used) provided by operating activities:
    Provision for loan losses                                         120              120
    ESOP compensation expense                                         100              119
    Incentive plan compensation expense                                67               96
    Investment securities amortization, net                             8               18
    Net gains on sale of mortgage loans                               (59)            (160)
    Depreciation                                                      194              257
    Mortgage loans originated for sale                             (1,494)          (8,333)
    Proceeds from sale of mortgage loans                            1,395           10,555
   Change in:
       Other liabilities                                              569             (886)
       Prepaid expenses and other assets                             (286)          (3,497)
                                                                 --------         --------
    Net cash (used) provided by operating activities                1,123           (1,370)
                                                                 --------         --------
INVESTING ACTIVITIES
    Proceeds from maturities and principal paydowns
       on securities available for sale                               330            2,642
    Purchase of Federal Home Loan Bank stock                         (171)            (446)
    Other net changes in loans                                    (14,855)          (9,856)
    Proceeds from sale of foreclosed property                           0               18
    Purchase of premises and equipment                                (88)            (687)
                                                                 --------         --------
    Net cash used by investing activities                         (14,784)          (8,329)
                                                                 --------         --------
FINANCING ACTIVITIES
    Net change in deposits                                          4,280            8,370
    Proceeds from FHLB advances                                    24,500            9,000
    Repayment of FHLB advances                                    (22,084)             (85)
    Purchase of treasury stock shares                              (1,045)            (721)
    Cash dividend paid on common stock                               (102)               0
    Net changes in advances by borrowers for
      taxes and insurance                                             271              314
                                                                 --------         --------

  Net cash provided by financing activities                         5,820           16,878
Net change in cash and cash equivalents                            (7,841)           7,179
Cash and cash equivalents, beginning of period                     13,176           18,338
                                                                 --------         --------
Cash and cash equivalents, end of period                         $  5,335         $ 25,517
                                                                 ========         ========

Additional cash flows information:
  Interest paid                                                  $  3,159         $  2,814
  Income tax paid                                                       0              255
  Loans transferred to foreclosed property                              0               60



SEE NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                         CITIZENS FIRST FINANCIAL CORP.

Notes to Condensed Consolidated Financial Statements

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

2.       Statement of Information Furnished

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Rule 10-01 of Regulation S-X, and in the opinion of management reflects all adjustments necessary to present a fair statement of the financial position as of March 31, 2000 and December 31, 1999, the results of operations, comprehensive income, and the cash flows for the three months ended March 31, 2000 and 1999. All adjustments to the financial statements were of a normal recurring nature. These results have been determined on the basis of generally accepted accounting principles. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

The condensed consolidated financial statements are those of the Company and the Bank. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, dated January 26, 2000, included in the Company's 1999 Annual Report to Shareholders.

3.       Earnings Per Share

Basic earnings per share have been computed based upon the weighted average common shares outstanding for the three months ended March 31, 2000 and 1999. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

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


COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2000 and DECEMBER 31, 1999

Total assets increased from $316.6 million at December 31, 1999 to $323.6 million at March 31, 2000. The $7.0 million or 2.2% increase was due to the increase in loans which was funded by decreased interest-bearing deposits and increased deposits and borrowings from the Federal Home Loan Bank of Chicago (the "FHLB").

Cash and cash equivalents decreased from $13.2 million at December 31, 1999 to $5.3 million at March 31, 2000 a decrease of $7.9 million or 59.8%. This decrease was due to these funds being used for the origination of loans.

Investment securities decreased from $16.1 million at December 31, 1999 to $15.7 million at March 31, 2000, a decrease of $400,000 or 2.5%. The decrease was due to maturities and repayments during the first quarter of 2000, which were reinvested in loans.

Loans, net of allowance for loan losses and including loans held for sale, increased from $266.9 million at December 31, 1999 to $281.8 million at March 31, 2000, an increase of $14.9 million or 5.6%. The increase was funded by decreased cash and cash equivalents and increased deposits and borrowings from the FHLB. The growth in loans was primarily attributable to increases in commercial loans, including agricultural loans, and nonresidential property and land loans.

The allowance for losses increased from $1,679,000 at December 31, 1999 to $1,767,000 at March 31, 2000, an increase of $88,000 or 5.2%. The ratio of the Company's allowance for loan losses to total loans was 0.62% at March 31, 2000 and 0.63% at December 31, 1999. The ratios of the Company's allowance for loan losses to total nonperforming loans were 331.5% and 295.1% at March 31, 2000 and December 31, 1999, respectively. Company management performs ongoing reviews of the loan portfolio in order to identify nonperforming loans and potential problem loans and to evaluate the adequacy of the allowance for loan losses. In performing its review, management classifies nonperforming and potential problem loans as either substandard, doubtful, loss or special mention loans. A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard loans include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all of the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts and conditions, highly questionable and improbable. Loans classified as loss are those are those considered uncollectible and of such little value that their continuance as loans without the establishment of a specific loss reserve is not warranted. Loans which do not currently expose the Company to sufficient risk to warrant classification in any one of the categories described above but possesses weaknesses are classified as special mention. The total of internally classified loans was $555,000 and $819,000 at March 31, 2000 and December 31, 1999,
respectively.

Other assets increased from $4.3 million at December 31, 1999 to $4.6 million at March 31, 2000, an increase of $286,000 or 6.6%. The increase was due primarily to a $114,000 increase in accrued interest receivable and an $81,000 increase in mortgage servicing rights.

Deposits increased from $220.2 million at December 31, 1999 to $224.5 million at March 31, 2000, an increase of $4.3 million or 2.0%.

Borrowings from the FHLB increased from $57.1 million at December 31, 1999 to $59.5 million at March 31, 2000, an increase of $2.4 million or 4.2%. Proceeds from the borrowings were used to fund the origination of loans.

Other liabilities increased from $2.1 million at December 31, 1999 to $2.6 million at March 31, 2000 an increase of $546,000 or 26.0%, due primarily to income taxes payable of $249,000 at March 31, 2000, compared to income taxes receivable of $94,000 at December 31, 1999, which was included in other assets, and a $315,000 increase in accrued principal and interest payments payable to owners of serviced loans.

Total stockholders' equity capital decreased by $508,000 or 1.5%, from $34.3 million at December 31, 1999 to $33.7 at March 31, 2000. The decrease was caused by the repurchase of 66,340 shares of the Company's stock totaling $1.0 million and the payment of a $102,000 dividend to shareholders, offset by earnings of the Company of $509,000during the three months ended March 31, 2000 and the allocation of shares in the Company's stock-based compensation plans totaling $167,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2000 and MARCH 31, 1999

GENERAL
Net income for the three months ended March 31, 2000 increased by $168,000 from $341,000 for the three months ended March 31, 1999 to $509,000 for the three months ended March 31, 2000. The increase was due primarily to increased net interest income.


INTEREST INCOME
Interest on loans increased by $777,000 or 16.3%, from $4,757,000 for the three months ended March 31, 1999 to $5,534,000 for the three months ended March 31, 2000. Interest on loans increased because the average balance of loans outstanding increased $34.1 million and the average yield on loans outstanding increased 19 basis points.

Interest on investments decreased from $502,000 for the three months ended March 31, 1999 to $352,000 for the three months ended March 31, 2000, a decrease of $150,000 or 29.9%. The decrease was due to a $15.4 million decrease in the average balances of interest-bearing demand deposits in 2000, offset by 1.06% increase in the average yield on investments and interest-bearing deposits.

INTEREST EXPENSE
Interest on savings deposits increased by $123,000 or 5.4%, from $2,275,000 for the three months ended March 31, 1999 to $2,398,000 for the three months ended March 31, 2000. The increase was caused by a $9.2 million increase in the average balance of deposits and an 11 basis point increase in average cost of deposits.

The interest on borrowings increased by $196,000 or 32.2%, from $608,000 for the three months ended March 31, 1999 to $804,000 for the three months ended March 31, 2000 as a result of a $13.3 million increase in average borrowings from the FHLB and a 18 basis point increase in the average cost of borrowings.

PROVISION FOR LOAN LOSSES
The provision for loan losses was $120,000 for the three months ended March 31, 2000 and March 31, 1999. The provision for both periods reflects management's analysis of the Company's loan portfolio based on information which is currently available to it at such time. In particular, management considers the level of non-performing loans and potential problem loans. While management believes that the allowance for loan losses is sufficient based on information currently available, no assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for losses which may adversely affect net income.

OTHER INCOME
Total other income decreased by $13,000 or 3.0%, from $432,000 for the three months ended March 31, 1999 to $419,000 for the three months ended March 31, 2000. Net gains on loan sales decreased by $101,000 or 63.1%, from $160,000 for the three months ended March 31, 1999 to $59,000 for the three months ended March 31, 2000, primarily because of a decrease in loan sales in the three months ended March 31, 2000. Deposit account, branch and ATM service fees increased by $66,000, for the three months ended March 31, 2000 when compared to the three months ended March 31, 1999.

OTHER EXPENSES
Total other expenses increased by $22,000 or 1.0%, from $2,130,000 for the three months ended March 31, 1999 to $2,152,000 for the three months ended March 31, 2000. Salaries and benefits increased by $122,000 or 10.6%, from $1,151,000 for the three months ended March 31, 1999 to $1,273,000 for the three months ended March 31, 2000. The increase was due to a lower standard cost allocation of loan fees against salaries and benefits in 2000 as a result of reduced origination of 1-4 family loans and the increased staff required by the change to an in-house data processing operation. Net occupancy expenses decreased by $69,000 or 17.9%, from $385,000 for the three months ended March 31, 1999 to $316,000 for the three months ended March 31, 2000, because of accelerated depreciation of computer equipment in 1999 that was replaced in a computer conversion. Data processing fees decreased from $152,000 for the three months ended March 31, 1999 to $88,000 for the three months ended March 31, 2000, a decrease of $64,000 or 42.1% because of lower fees associated with the conversion to an in-house computer system. Other operating expense increased from $380,000 for the three months ended March 31, 1999 to $453,000 for the three months ended March 31, 2000, an increase of $73,000 or 19.2%, primarily because of higher legal and professional fees associated with the 2000 Annual Meeting of Shareholders.


INCOME TAX EXPENSE
Total income tax expense was $322,000 for the three months ended March 31, 2000, compared to $217,000 for the three months ended March 31, 1999. The increase is attributable to higher taxable income for the three months ended March 31, 2000. The effective tax rates for the three months ended March 31, 2000 and 1999 were 38.7% and 38.9%, respectively.

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

At March 31, 2000, the Bank exceeded all of its regulatory capital requirements with Tier 1 core capital of $28.6 million, or 9.2% of adjusted assets, which is above the required level of $12.5 million or 4.0%; and risk-based capital of $30.0 million or 12.6% of risk-weighted assets, which is above the required level of $19.0 million or 8.0%.

The Company's most liquid assets are cash and interest-bearing demand accounts. The level of these accounts is dependent on the operating, financing, lending and investing activities during any given period. At March 31, 2000 cash and interest-bearing deposits totaled $5.0 million.

The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances, loan sales, brokered deposits and Fed funds. At March 31, 2000, the Bank had outstanding advances with the FHLB of $59.5 million. The FHLB maintains two limitations on the availability based on FHLB stock ownership and total assets. The Bank currently meets the stock limitation; however, this limit may be raised by the purchase of additional FHLB stock. Based on the total assets limitations, the Bank may increase its borrowings with the FHLB by $52.4 million. Depending upon market conditions and the pricing of deposit products and FHLB borrowings, the Bank may utilize FHLB advances to fund loan originations.

At March 31, 2000 the Bank had commitments to originate loans and unused lines of credit totaling $16.0 million. Certificate accounts which are scheduled to mature in one year or less from March 31, 2000 totaled $109.9 million. The Bank will need to fund $23.3 million for the assumption of deposits of a branch facility by another financial institution in April 2000. The Bank anticipates that it will have sufficient funds to meet its current commitments and maturing deposits.

YEAR 2000

The Year 2000 compliance issue exists because many computer systems and applications used two-digit fields to designate a year. There was a concern that as the century date change occurred, date-sensitive systems might either fail or not operate properly unless the underlying programs were modified or replaced.

The Bank initiated a program to assure that all computer applications would be Year 2000 compliant. This program included the monitoring and testing of the Bank's in-house data processing system and other data processing related vendors Year 2000 compliance progress. The progress of certain commercial loan customers' Year 2000 efforts were also monitored.

No Year 2000 problems were encountered by the Bank or any of its commercial loan customers prior to or after the century date change. The Bank will continue to monitor for any problems that may arise in the future.

To date, the Company's direct expenses (other than the salary of Company employees involved in the project) have been less than $20,000 and the Company does not anticipate any material additional Year 2000 expense.



SUBSEQUENT EVENT

In January 2000, the Company entered into a purchase and assumption agreement for the sale of certain fixed assets and assumption of deposit liabilities of a branch located in Eureka, Illinois. The branch had total deposits at March 31, 2000 of approximately $26,426,000. The sale and assumption agreement was completed on April 28, 2000 and resulted in a pre-tax gain on sale of deposits of $2,445,000.


CURRENT ACCOUNTING ISSUES

During 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires companies to record derivatives on the balance sheet at their fair value. This new Statement applies to all entities. Statement No. 137 amended the effective date of Statement No. 133 to fiscal years beginning after June 15, 2000. This Statement may not be applied retroactively to financial statements of prior periods. The adoption of the Statement will have no material impact on the Company's financial condition or result of operations.

ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sources of market risk include interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. The Company is only subject to interest rate risk. The Company purchased no financial instruments for trading purposes during the three months ended March 31, 2000 or 1999.

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

The Company's interest rate and market risk profile has not materially changed from the year ended December 31, 1999. Please refer to the Company's 1999 Form 10-K for further discussion of the Company's market and interest rate risk.

PART II. -- OTHER INFORMATION

         Item 1. Legal Proceedings

         The Company is not involved in any legal proceedings of a material nature at this time other than those occurring in the ordinary course of business, which in the aggregate involves amounts which are believed by management to be immaterial to the financial condition of the Company.

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

                 b.  Reports on Form 8-K

                           On March 9, 2000, the Company filed a report on Form 8-K, announcing the sale of a branch facility to Morton Community Bank.

                           On March 9, 2000, the Company filed a report on Form 8-K, announcing the date of the annual meeting of shareholders.

                           On March 9, 2000, the Company filed a report on Form 8-K, announcing the 1999 results of operation and a dividend declaration.

                           On March 9, 2000, the Company filed a report on Form 8-K, announcing a change of time for the annual meeting.

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

                                                  Citizens First Financial Corp.



Date:      May 12, 2000                           /s/ C. William Landefeld
           ------------                           -----------------------------
                                                      C. William Landefeld
                                                      President


Date:      May 12, 2000                           /s/ Dallas G. Smiley
           ------------                           -----------------------------
                                                      Dallas G. Smiley
                                                      Chief Financial Officer