Form 10-Q
period 2000-06-30
CITIZENS FIRST FINANCIAL CORP
filed 2000-08-14
CIK 1006265

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000       Commission File No.:  1-14274
                                                                         -------

                         CITIZENS FIRST FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                           37-1351861
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



         The Registrant had 1,958,015 shares of Common Stock outstanding as of July 31, 2000.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             PAGE

         ITEM 1.  FINANCIAL STATEMENTS
                  CONDENSED CONSOLIDATED BALANCE SHEET AS OF
                  JUNE 30, 2000 AND DECEMBER 31, 1999                        1

                  CONDENSED CONSOLIDATED INCOME STATEMENT FOR THE SIX
                  MONTHS ENDED JUNE 30, 2000 AND 1999                        2

                  CONDENSED CONSOLIDATED INCOME STATEMENT FOR THE THREE
                  MONTHS ENDED JUNE 30, 2000 AND 1999                        3

                  CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE
                  INCOME FOR THE SIX AND THREE MONTHS ENDED
                  JUNE 30, 2000 AND 1999                                     4

                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE
                  SIX MONTHS ENDED JUNE 30, 2000 AND 1999                    5

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS       7

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS                        8

         ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                          15

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                          16
         ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                  16
         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            16
         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        16
         ITEM 5.  OTHER INFORMATION                                          17
         ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           17
         SIGNATURES                                                          18

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

PART I. -- FINANCIAL INFORMATION
                  CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                    AS OF JUNE 30, 2000 AND DECEMBER 31, 1999
                                 (IN THOUSANDS)

                                                                  JUNE 30,       DECEMBER 31,
                                                                   2000              1999
                                                                ----------       -----------
ASSETS                                                          (UNAUDITED)
Cash and due from banks                                          $   5,304         $   9,909
  Interest-bearing demand deposits                                  10,152             3,267
                                                                 ---------         ---------
       Cash and cash equivalents                                    15,456            13,176
  Investment securities - available for sale                         7,343            16,103
  Mortgage loans held for sale                                         541             3,007
  Loans                                                            283,742           265,553
       Allowance for loan losses                                    (1,887)           (1,679)
                                                                 ---------         ---------
          Net loans                                                281,855           263,874
  Land in real estate joint venture                                  3,680             4,108
  Premises and equipment                                             8,619             9,029
  Federal Home Loan Bank of Chicago Stock                            4,021             2,854
  Foreclosed real estate                                               371                86
  Other assets                                                       4,607             4,348
                                                                 ---------         ---------
               Total assets                                      $ 326,493         $ 316,585
                                                                 =========         =========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities
  Deposits                                                       $ 215,698         $ 220,237
  Federal Home Loan Bank advances                                   68,904            57,073
  Advances by borrowers for taxes and insurance                        863               891
  Other liabilities                                                  3,322             2,099
                                                                 ---------         ---------
               Total liabilities                                   288,787           280,300
                                                                 ---------         ---------
Minority interest in real estate joint venture                       1,799             2,034
Stockholders' Equity
  Preferred stock, $.01 par value
       Authorized and unissued - 1,000,000 shares                     --                --
  Common stock, $.01 par value; 8,000,000 shares
       authorized 2,817,500 shares issued and
       outstanding                                                      28                28
  Paid-in-capital                                                   27,522            27,490
  Retained earnings                                                 23,392            21,180
  Accumulated other comprehensive loss                                (197)             (342)
  Less:
       Treasury shares, 859,485 and 793,145                        (13,625)          (12,580)
       Unearned incentive plan shares, 29,715 and 40,577              (408)             (559)
       Unearned employee stock ownership plan
               shares, 80,500 and 96,600 shares                       (805)             (966)
                                                                 ---------         ---------
               Total stockholders' equity                           35,907            34,251
                                                                 ---------         ---------
               Total liabilities and stockholders' equity        $ 326,493         $ 316,585
                                                                 =========         =========


See notes to condensed consolidated financial statements.

                  CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED INCOME STATEMENT

                                                                        FOR THE SIX         FOR THE SIX
                                                                        MONTHS ENDED        MONTHS ENDED
                                                                       JUNE 30, 2000        JUNE 30, 1999
                                                                       -------------        -------------
                                                                          (UNAUDITED AND IN THOUSANDS
                                                                               EXCEPT SHARE DATA)
Interest income:
   Interest on loans                                                    $    11,409         $     9,791
   Interest on investments                                                      684                 864
                                                                        -----------         -----------
        Total interest income                                                12,093              10,655
Interest expense:
   Interest on savings deposits                                               4,843               4,581
   Interest on borrowings                                                     1,876               1,202
                                                                        -----------         -----------
        Total interest expense                                                6,719               5,783
                                                                        -----------         -----------
          Net interest income                                                 5,374               4,872
   Provision for loan losses                                                    240                 240
                                                                        -----------         -----------
          Net interest income after provision for
                 loan losses                                                  5,134               4,632
   Other income:
   Net gain on sale of Branch Facility                                        2,445                   0
   Net realized losses on sales of available for sale securities               (378)                  0
   Net gains on loan sales                                                      106                 135
   Other operating income                                                       992                 528
                                                                        -----------         -----------
        Total other income                                                    3,165                 663
                                                                        -----------         -----------

Other expense:
   Salaries and employee benefits                                             2,440               2,181
   Net occupancy and equipment expenses                                         605                 831
   Deposit insurance expense                                                     25                  93
   Data processing expense                                                      155                 301
   Other operating expense                                                    1,022                 821
   Minority interest in net income of real estate joint venture                 111                   0
                                                                        -----------         -----------
         Total other expense                                                  4,358               4,227
Income before income tax                                                      3,941               1,068
   Income tax expense                                                         1,530                 415
                                                                        -----------         -----------
Net income                                                              $     2,411         $       653
                                                                        ===========         ===========

Basic earnings per share                                                $      1.30         $      0.33
   Weighted average shares outstanding                                    1,847,621           2,009,159

Diluted earnings per share                                              $      1.25         $      0.31
   Weighted average shares outstanding                                    1,926,826           2,112,127

See notes to condensed consolidated financial statements

                  CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY
                     CONDENSED CONSOLIDATED INCOME STATEMENT

                                                                      FOR THE THREE        FOR THE THREE
                                                                       MONTHS ENDED         MONTHS ENDED
                                                                      JUNE 30, 2000        JUNE 30, 1999
                                                                      -------------        -------------
                                                                          (UNAUDITED AND IN THOUSANDS
                                                                                EXCEPT SHARE DATA)
Interest income:
   Interest on loans                                                   $     5,875         $     5,034
   Interest on investments                                                     332                 362
                                                                       -----------         -----------
        Total interest income                                                6,207               5,396
Interest expense:
   Interest on savings deposits                                              2,445               2,306
   Interest on borrowings                                                    1,072                 594
                                                                       -----------         -----------
        Total interest expense                                               3,517               2,900
                                                                       -----------         -----------
          Net interest income                                                2,690               2,496
   Provision for loan losses                                                   120                 120
                                                                       -----------         -----------
          Net interest income after provision for
                 loan losses                                                 2,570               2,376
   Other income:
   Net gain on sale of Branch Facility                                       2,445                   0
   Net realized losses on sales of available
        for sale securities                                                   (378)                  0
   Net gains on loan sales                                                      47                  18
   Other operating income                                                      632                 256
                                                                       -----------         -----------
        Total other income                                                   2,746                 274

Other expense:
   Salaries and employee benefits                                            1,167               1,030
   Net occupancy and equipment expenses                                        289                 446
   Deposit insurance expense                                                     3                  31
   Data processing expense                                                      67                 149
   Other operating expense                                                     569                 484
   Minority interest in net income of real estate joint venture                111                   0
                                                                       -----------         -----------
         Total other expense                                                 2,206               2,140
                                                                       -----------         -----------
Income before income tax                                                     3,110                 510
   Income tax expense                                                        1,208                 198
                                                                       -----------         -----------
Net income                                                             $     1,902         $       312
                                                                       ===========         ===========

Basic earnings per share                                               $      1.03         $      0.16
   Weighted average shares outstanding                                   1,843,305           2,003,225

Diluted earnings per share                                             $      0.99         $      0.15
   Weighted average shares outstanding                                   1,920,461           2,093,275

See notes to condensed consolidated financial statements

                  CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY
            CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

                                                                    FOR THE SIX     FOR THE SIX
                                                                    MONTHS ENDED    MONTHS ENDED
                                                                   JUNE 30, 2000   JUNE 30, 1999
                                                                   -------------   -------------
                                                                    (Unaudited and in thousands)
                                                                   -----------------------------
Net income                                                             $ 2,411         $   653

Other comprehensive income (loss), net of tax:
   Unrealized gains (losses on securities:
      Unrealized holding gains (losses) during the period                  379            (151)
           Less: Reclassification adjustment for gains (losses)
                    included in net income                                (234)              0
                                                                       -------         -------

Comprehensive income                                                   $ 2,556         $   502
                                                                       =======         =======

                                                               FOR THE THREE    FOR THE THREE
                                                               MONTHS ENDED     MONTHS ENDED
                                                               JUNE 30, 2000   JUNE 30, 1999
                                                               -------------   -------------
                                                                (Unaudited and in thousands)
                                                               -----------------------------
Net income                                                       $ 1,902         $   312

Other comprehensive income (loss), net of tax:
   Unrealized gains (losses on securities:
      Unrealized holding gains (losses) during the period            416            (128)
           Less: Reclassification adjustment for losses
                    included in net income                          (234)              0
                                                                 -------         -------

Comprehensive income                                             $ 2,084         $   184
                                                                 =======         =======


See notes to condensed consolidated financial statements.

                  CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                        FOR THE SIX       FOR THE SIX
                                                                        MONTHS ENDED      MONTHS ENDED
                                                                        JUNE, 2000        JUNE 30, 1999
                                                                        ----------      -------------
                                                                          (Unaudited and in thousands)
                                                                         -------------------------------
OPERATING ACTIVITIES

Net income                                                                $  2,411         $    653
  Adjustments to reconcile net income to net
    cash (used) provided by operating activities:
    Provision for loan losses                                                  240              240
    ESOP compensation expense                                                  209              235
    Incentive plan compensation expense                                        134              163
    Investment securities losses                                               378
    Investment securities amortization, net                                     15               31
    Minority interest in net income of real estate joint venture               111                0
    Gain on sale of land in real estate joint venture                         (222)               0
    Net gains on sale of mortgage loans                                       (106)            (135)
    Net gain on sale of Branch Facility                                     (2,445)               0
    Net losses on sale of foreclosed property                                    0                8
    Depreciation                                                               377              571
    Mortgage loans originated for sale                                      (3,214)         (15,222)
    Proceeds from sale of mortgage loans                                     5,786           16,840
   Change in:
       Other liabilities                                                       986           (1,468)
       Prepaid expenses and other assets                                      (259)          (3,429)
                                                                          --------         --------
    Net cash (used) provided by operating activities                         4,401           (1,513)
                                                                          --------         --------
INVESTING ACTIVITIES
    Purchase of securities available for sale                                    0           (2,005)
    Proceeds from maturities and principal paydowns
       on securities available for sale                                        879            3,098
    Proceeds from sales of securities available for sale                     7,870                0
    Purchase of Federal Home Loan Bank stock                                (1,167)            (291)
    Other net changes in loans                                             (18,506)         (21,404)
    Proceeds from sale of foreclosed property                                    0              367
    Purchases of premises and equipment                                       (133)            (904)
    Net cash paid from sale of Branch Facility                             (23,535)               0
    Investment in land in real estate joint venture                            (44)               0
    Proceeds from sale of land in real estate joint venture                    694                0
    Distribution to minority interest portion of real estate joint
          venture                                                             (346)               0
    Proceeds from sale of premises and equipment                               166                0
                                                                          --------         --------
    Net cash used by investing activities                                  (34,122)         (21,139)
                                                                          --------         --------

FINANCING ACTIVITIES
    Net change in deposits                                              $ 21,441         $  5,770
    Proceeds from FHLB advances                                           38,925           13,000
    Repayment of FHLB advances                                           (27,094)          (7,169)
    Purchase of treasury stock shares                                     (1,045)          (1,069)
    Cash dividend paid on common stock                                      (198)               0
    Exercise of stock options                                                  0               46
    Net changes in advances by borrowers for taxes and insurance             (28)              38
                                                                        --------         --------
  Net cash provided by financing activities                               32,001           10,616
                                                                        --------         --------
Net change in cash and cash equivalents                                    2,280          (12,036)
Cash and cash equivalents, beginning of period                            13,176           18,338
                                                                        --------         --------
Cash and cash equivalents, end of period                                $ 15,456         $  6,302
                                                                        ========         ========

Additional cash flows information:
  Interest paid                                                         $  6,873         $  5,709
  Income tax paid                                                       $    715         $    874
  Loans transferred to foreclosed property                              $    285         $     10



See notes to condensed consolidated financial statements.

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

The Company sold 2,817,500 shares of common stock in the initial offering at $10.00 per share, including 225,400 shares purchased by the Bank's Employee Stock Ownership Plan (the "ESOP"). The ESOP shares were acquired by the Bank with proceeds from a Company loan totaling $2,254,000. The net proceeds of the offering totaled $27,012,000; $28,175,000 less $1,163,000 in underwriting commissions and other expenses. The Company's stock is traded on the American Stock Exchange under the symbol "CBK".

2.       Statement of Information Furnished

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Rule 10-01 of Regulation S-X, and in the opinion of management reflects all adjustments necessary to present a fair statement of the financial position as of June 30, 2000 and December 31, 1999, the results of operations and comprehensive income for the six and three months ended June 30, 2000 and the cash flows for the six months ended June 30, 2000 and 1999. All adjustments to the financial statements were of a normal recurring nature. These results have been determined on the basis of generally accepted accounting principles. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

The condensed consolidated financial statements are those of the Company and the Bank. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, dated January 26, 2000, included in the Company's 1999 Annual Report to Shareholders.

3.       Earnings Per Share

Basic earnings per share have been computed based upon the weighted average common shares outstanding for the six and three months ended June 30, 2000 and 1999. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

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


COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2000 and DECEMBER 31, 1999

Total assets increased from $316.6 million at December 31, 1999 to $326.5 million at June 30, 2000. The $9.9 million or 3.1% increase was due to the increase in loans which was funded by increased borrowings from the Federal Home Loan Bank of Chicago (the "FHLB").

Cash and cash equivalents increased from $13.2 million at December 31, 1999 to $15.5 million at June 30, 2000 an increase of $2.3 million or 17.4%. This increase was due to the $7.9 million received from the sale of available for sale securities in June, 2000.

Investment securities decreased from $16.1 million at December 31, 1999 to $7.3 million at June 30, 2000, a decrease of $8.8 million or 54.7%. The decrease was due to the sale of investment securities in June, 2000 and maturities and repayments during the first half of 2000.

Loans, net of allowance for loan losses and including loans held for sale, increased from $266.9 million at December 31, 1999 to $282.4 million at June 30, 2000, an increase of $15.5 million or 5.8%. The increase was funded primarily by increased borrowings from the FHLB. The growth in loans was primarily attributable to increases in commercial loans, including agricultural loans, and nonresidential property and land loans.

The Bank currently has loans outstanding to a developer of residential properties for $4.1 million. Subsequent to June 30, 2000, the Bank was notified by the borrower that the amount they owed to lenders and suppliers exceeded the value of the properties they were developing. They have indicated they may seek protection under of the bankruptcy laws. Prior to this time, the borrower had been current with all of their loans with the Bank. The loans were for the development of 27 residential properties that are under varied stages of completion. The collateral for the loans includes completed residences, lots and construction in progress. The Bank cannot, at this time, reasonably estimate losses resulting from these loans.

The allowance for losses increased from $1,679,000 at December 31, 1999 to $1,887,000 at June 30, 2000, an increase of $208,000 or 12.4%. The increased allowance was related to the Bank's increased origination of commercial real estate and agricultural loans, which generally bear a greater degree of risk as compared to 0ne-to-four family mortgage loans. The ratio of the Company's allowance for loan losses to total loans was 0.67% at June 30, 2000 and 0.63% at December 31, 1999. The ratios of the Company's allowance for loan losses to total nonperforming loans were 370.0% and 295.1% at June 30, 2000 and December 31, 1999, respectively. Company management performs ongoing reviews of the loan portfolio in order to identify nonperforming loans and potential problem loans and to evaluate the adequacy of the allowance for loan losses. In performing its review, management classifies nonperforming and potential problem loans as either substandard, doubtful, loss or special mention loans. A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard loans include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all of the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts and conditions, highly questionable and improbable. Loans classified as loss are those are those considered uncollectible and of such little value that their continuance as loans without the establishment of a specific loss reserve is not warranted. Loans which do not currently expose the Company to sufficient risk to warrant classification in any one of the categories described above but possesses weaknesses are classified as special mention. The total of internally classified loans was $572,000 and $819,000 at June 30, 2000 and December 31, 1999, respectively.

Other assets increased from $4.3 million at December 31, 1999 to $4.6 million at June 30, 2000, an increase of $258,000 or 5.9%. The increase was due primarily to a $209,000 increase in accrued interest receivable, a $77,000 increase in prepaid maintenance contracts, a $66,000 increase in present value and mortgage servicing loan gains, offset by a $94,000 decrease in income taxes receivable.

Deposits decreased from $220.2 million at December 31, 1999 to $215.7 million at June 30, 2000, a decrease of $4.5 million or 2.0%. The decrease was the result of the sale of a branch facility with $26.1 million of deposits to another financial institution. The bank anticipates net annual operational cost savings of $250,000. The funds required for the sale were provided by borrowed funds, the acquisition of brokered deposits and loan sales. The $11.1 million of brokered deposits had maturities of six and twelve months and an average rate of 6.99%. The bank anticipates net annual operational cost savings from the branch sale of approximately $250,000.

Borrowings from the FHLB increased from $57.1 million at December 31, 1999 to $68.9 million at June 30, 2000, an increase of $11.8 million or 20.7%. Proceeds from the borrowings were used to fund the origination of loans.

Other liabilities increased from $2.1 million at December 31, 1999 to $3.3 million at June 30, 2000 an increase of $1.2 million or 57.1%, due primarily to an increase in income taxes payable of $839,000, and a $506,000 increase in accrued principal and interest payments payable to owners of serviced loans, offset by a $154,000 decrease in accrued interest payable.

Total stockholders' equity capital increased by $1.6 million or 4.7%, from $34.3 million at December 31, 1999 to $35.9 million at June 30, 2000. The increase resulted from the earnings of the Company of $2.4 million for the six months ended June 30, 2000 offset by the repurchase of

66,340 shares of the Company's stock totaling $1.0 million, the payment of $198,000 in dividends to shareholders, and recognition of earned incentive plan and ESOP shares of $360,000.


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2000 and JUNE 30, 1999

GENERAL
Net income for the six months ended June 30, 2000 increased by $1,758,000 from $653,000 for the six months ended June 30, 1999 to $2,411,000 for the six months ended June 30, 2000. The increase was due primarily to the gain from the sale of a branch facility and increased net interest income. As part of a restructuring of its investment portfolio, the Bank sold $8.2 million of securities in June, 2000 and incurred a loss of $378,000. The proceeds from the sale were reinvested in July, 2000 in higher yielding securities. Excluding the gain from the sale of the branch facility and the loss on the sale of investment securities, net income for the six months ended June 30, 2000 would have been $1,176,000.

INTEREST INCOME
Interest on loans increased by $1,618,000 or 16.5%, from $9,791,000 for the six months ended June 30, 1999 to $11,409,000 for the six months ended June 30, 2000. Interest on loans increased because the average balance of loans outstanding increased $31.8 million and the average yield on loans outstanding increased 39 basis points.

Interest on investments decreased from $864,000 for the six months ended June 30, 1999 to $684,000 for the six months ended June 30, 2000, a decrease of $180,000 or 20.8%. The decrease was due to a $9.9 million decrease in the average balances of interest-bearing demand deposits, FHLB stock and investment securities in 2000, offset by a 27 basis point increase in the average yield on investments and interest-bearing deposits.

INTEREST EXPENSE
Interest on savings deposits increased by $262,000 or 5.7%, from $4,581,000 for the six months ended June 30, 1999 to $4,843,000 for the six months ended June 30, 2000. The increase was caused by a $16.9 million increase in the average balance of deposits and a 48 basis point increase in average cost of deposits.

The interest on borrowings increased by $674,000 or 56.1%, from $1,202,000 for the six months ended June 30, 1999 to $1,876,000 for the six months ended June 30, 2000 as a result of a $20.3 million increase in average borrowings from the FHLB and a 64 basis point increase in the average cost of borrowings.

PROVISION FOR LOAN LOSSES
The provision for loan losses was $240,000 for the six months ended June 30, 2000 and June 30, 1999. The provision for both periods reflects management's analysis of the Company's loan portfolio based on information which is currently available to it at such time. In particular, management considers the level of non-performing loans and potential problem loans. While management believes that the allowance for loan losses is sufficient based on information currently available, no assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for losses which may adversely affect net income.

The Bank currently has loans outstanding to a developer of residential properties for $4.1 million. Subsequent to June 30, 2000, the Bank was notified by the borrower that the amount they owed to lenders and suppliers exceeded the value of the properties they were developing. They have indicated they may seek protection under of the bankruptcy laws. Prior to this time, the borrower had been current with all of their loans with the Bank. The loans were for the development of 27 residential properties that are under varied stages of completion. The collateral for the loans includes completed residences, lots and construction in progress. No adjustment has been made to the provision for loan losses since the Bank cannot, at this time, reasonably estimate losses resulting from these loans.

OTHER INCOME
Total other income increased by $2,502,000 or 377.4%, from $663,000 for the six months ended June 30, 1999 to $3,165,000 for the six months ended June 30, 2000. The increase was primarily due to the $2.4 million gain from the sale of a branch facility to another financial institution. The gain was offset by $378,000 in net realized losses from the sale of $8.2 million of available for sale securities. The proceeds from the sale were reinvested in July, 2000 in higher yielding investment securities. The Bank's service corporation had a gain of $222,000 from the sale of property in a real estate joint venture in which it participates. Net gains on loan sales decreased by $29,000 or 21.5%, from $135,000 for the six months ended June 30, 1999 to $106,000 for the six months ended June 30, 2000, primarily because of a decrease in loan sales in the six months ended June 30, 2000. Other operating income increased from $528,000 for the six months ended June 30, 1999 to $992,000 for the six months ended June 30, 2000, an increase of $464,000 or 46.8%. The increase resulted primarily from the Bank's service corporation's $222,000 gain on the sale of property in a real estate joint venture in which it participates, a $94,000 increase in deposit account, branch and ATM service and a $76,000 increase in loan fees.

OTHER EXPENSES
Total other expenses increased by $131,000 or 3.1%, from $4,227,000 for the six months ended June 30, 1999 to $4,358,000 for the six months ended June 30, 2000. Salaries and benefits increased by $259,000 or 11.9%, from $2,181,000 for the six months ended June 30, 1999 to $2,440,000 for the six months ended June 30, 2000. The increase was due to a lower standard cost allocation of loan fees against salaries and benefits in 2000 as a result of reduced originations of 1-4 family loans and the increased staff required by the change to an in-house data processing operation. Net occupancy expenses decreased by $226,000 or 27.2%, from $831,000 for the six months ended June 30, 1999 to $605,000 for the six months ended June 30, 2000, because of accelerated depreciation of computer equipment in 1999 that was replaced in a computer conversion. Data processing fees decreased from $301,000 for the six months ended June 30, 1999 to $155,000 for the six months ended June 30, 2000, a decrease of $146,000 or 48.5% because of lower fees associated with the conversion to an in-house computer system. Other operating expense increased from $821,000 for the six months ended June 30, 1999 to $1,022,000 for the six months ended June 30, 2000, an increase of $201,000 or 24.5%, primarily because of higher legal and professional fees and additional shareholder communication expense related to the 2000 Annual Meeting of Shareholders.

INCOME TAX EXPENSE
Total income tax expense was $1,530,000 for the six months ended June 30, 2000, compared to $415,000 for the six months ended June 30, 1999. The increase is attributable to higher taxable income for the six months ended June 30, 2000. The effective tax rates for the six months ended June 30, 2000 and 1999 were 38.8% and 38.9%, respectively.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2000 and JUNE 30, 1999

GENERAL
Net income for the three months ended June 30, 2000 increased from $312,000 for the three months ended June 30, 1999 to $1,902,000 for the three months ended June 30, 2000, an increase of $1,590,000 or 509.6%. The increase was due primarily to the gain from the sale of a branch facility to another financial institution and improved net interest income. As part of a restructuring of its investment portfolio, the Bank sold $8.2 million of securities in June, 2000 and incurred a loss of $378,000. The proceeds from the sale were reinvested in July, 2000 in higher yielding securities. Excluding the gain from the sale of the branch facility and the loss on the sale of investment securities, net income for the three months ended June 30, 2000 would have been $637,000.

INTEREST INCOME
Interest on loans increased by $841,000 or 16.7%, from $5,034,000 for the three months ended June 30, 1999 to $5,875,000 for the three months ended June 30, 2000. Interest on loans increased because the average balance of loans outstanding increased by $32.6 million and the average yield on loans outstanding increased 39 basis points.

Interest on investments decreased to 332,000 for the three months ended June 30, 2000 from $362,000 for the three months ended June 30, 1999, a decrease of $30,000 or 8.3%. The decrease was primarily due to a $9.2 million decrease in the average balances of investment securities, FHLB stock and interest-bearing demand deposits in 2000, offset by a 27 basis point increase in the average yield.

INTEREST EXPENSE
Interest on savings deposits increased by $139,000 or 6.0%, from $2,306,000 for the three months ended June 30, 1999 to $2,445,000 for the three months ended June 30, 2000. The increase was caused by an increase of $12.3 million in the average balance of deposits and a 48 basis point increase in the average cost of deposits.

The interest on borrowings increased from $594,000 for the three months ended June 30, 1999 to $1,072,000 for the three months ended June 30, 2000 as a result of an increase of $26.1 million in average borrowings and a 64 basis point increase in the average cost of borrowings.

PROVISION FOR LOAN LOSSES
The provision for loan losses was $120,000 for the three months ended June 30, 2000 and 1999. The provision for both periods reflects management's analysis of the Company's loan portfolio based on information which is currently available to it at such time. In particular, management considers the level of non-performing loans and potential problem loans. While management believes that the allowance for loan losses is sufficient based on information currently available, no assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for losses which may adversely affect net income.

The Bank currently has loans outstanding to a developer of residential properties for $4.1 million. Subsequent to June 30, 2000, the Bank was notified by the borrower that the amount they owed to lenders and suppliers exceeded the value of the properties they were developing. They have indicated they may seek protection under of the bankruptcy laws. Prior to this time, the borrower had been current with all of their loans with the Bank. The loans were for the development of 27 residential properties that are under varied stages of completion. The collateral for the loans includes completed residences, lots and construction in progress. No adjustment has been made to the provision for loan losses since the Bank cannot, at this time, reasonably estimate losses resulting from these loans.

OTHER INCOME
Total other income increased from $274,000 for the three months ended June 30, 1999 to $2,746,000 for the three months ended June 30, 2000, an increase of $2,472,000. The increase was primarily due to the $2.4 million gain from the sale of a branch facility to another financial institution. This gain was offset by a $378,000 loss on the sale of $8.2 million of investment securities. The Bank's service corporation subsidiary had a $222,000 gain from the sale of property in a real estate joint venture in which it participates.

OTHER EXPENSES
Total other expenses increased by $66,000 or 3.1%, from $2,140,000 for the three months ended June 30, 1999 to $2,206,000 for the three months ended June 30, 2000. Salaries and benefits increased by $137,000 or 13.3%, from $1,030,000 for the three months ended June 30, 1999 to $1,167,000 for the three months ended June 30, 2000. The increase was due to a lower standard cost allocation of loan fees against salaries and benefits in 2000 as a result of reduced origination of 1-4 family loans and the increased staff required by the change to an in-house data processing operation. Net occupancy expenses decreased by $157,000 or 35.2%, from $446,000 for the three months ended June 30, 1999 to $289,000 for the three months ended June 30, 2000, because of accelerated depreciation of computer equipment in 1999 that was replaced in a computer conversion. Data processing fees decreased from $149,000 for the three months ended June 30, 1999 to $67,000 for the three months ended June 30, 2000, a decrease of $82,000 or 55.0% because of lower fees associated with the conversion to an in-house computer system. Other operating expense increased from $484,000 for the three months ended June 30, 1999 to $569,000 for the three months ended June 30, 2000, an increase of $85,000 or 17.6%, primarily because of higher legal and professional fees and additional shareholder communication expense related to the 2000 Annual Meeting of Shareholders.

INCOME TAX EXPENSE
Total income tax expense was $1,208,000 for the three months ended June 30, 2000, compared to $198,000 for the three months ended June 30, 1999. The increase is attributable to higher taxable income for the three months ended June 30, 2000. The effective tax rates for the three months ended March 31, 2000 and 1999 were 38.8%.

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

At June 30, 2000, the Bank exceeded all of its regulatory capital requirements with Tier 1 core capital of $29.9 million, or 9.4% of adjusted assets, which is above the required level of $12.8 million or 4.0%; and risk-based capital of $31.5 million or 13.7% of risk-weighted assets, which is above the required level of $18.4 million or 8.0%.

The Company's most liquid assets are cash and interest-bearing demand accounts. The level of these accounts is dependent on the operating, financing, lending and investing activities during any given period. At June 30, 2000 cash and interest-bearing deposits totaled $15.5 million.

The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances, loan sales, brokered deposits and Fed funds. At June 30, 2000, the Bank had outstanding advances with the FHLB of $68.9 million. The FHLB maintains two limitations on the availability based on FHLB stock ownership and total assets. The Bank currently meets the stock limitation; however, this limit may be raised by the purchase of additional FHLB stock. Based on the total assets limitations, the Bank may increase its borrowings with the FHLB by $43.7 million. The ability to borrow this amount would require meeting regulatory mandated loan and collateral limits. Depending upon market conditions and the pricing of deposit products and FHLB borrowings, the Bank may utilize FHLB advances to fund loan originations.

At June 30, 2000 the Bank had commitments to originate loans and unused lines of credit totaling $13.6 million. Certificate accounts which are scheduled to mature in one year or less from June 30, 2000 totaled $106.2 million. The Bank anticipates that it will have sufficient funds to meet its current commitments and maturing deposits.

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

CURRENT ACCOUNTING ISSUES
During 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires companies to record derivatives on the balance sheet at their fair value. This new Statement applies to all entities. Statement No. 137 amended the effective date of Statement No. 133 to fiscal years beginning after June 15, 2000. This Statement may not be applied retroactively to financial statements of prior periods. The adoption of this Statement will have no material impact on the Company's financial position or results of operation.


ITEM 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sources of market risk include interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. The Company is only subject to interest rate risk. The Company purchased no financial instruments for trading purposes during the six months ended June 30, 2000 or 1999.

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

         Item 2. Changes in Securities and Use of Proceeds
                 Not applicable.

         Item 3. Defaults Upon Senior Securities
                 Not applicable.

         Item 4. Submission of Matters to a Vote of Security Holders
                 a. The Company's Annual Meeting of Shareholders was held on
                    April 24, 2000.
                 b. See Item 4-c below.
                 c. At such meeting, the shareholders approved the following matters:

                     1.  The election of the following individuals as Directors:

                                   Votes For     Votes Withheld        Term
                                   ---------     --------------        ----

         L. Carl Borngasser         987,583          21,831            3 years
         Arthur W. Mier             988,083          21,331            3 years

         Additionally, the following individuals are the other Directors whose term of office as a Director continued after the meeting:

                  Ronald C. Wells
                  C. William Landefeld
                  Paul J. Hoffman
                  Jeffrey M. Solberg
                  Dr. Lowell M. Thompson
                  James A. Shirk

                           2. The ratification of Olive LLP as independent auditors for the Company for the fiscal year ending December 31, 2000, as reflected by 1,640,426 votes for, 30,564 votes against and 13,152 abstentions.

      Item 5.  Other Information
               The Bank currently has loans outstanding to a developer of residential properties for $4.1 million. Subsequent to June 30, 2000, the Bank was notified by the borrower that the amount they owed to lenders and suppliers exceeded the value of the properties they were developing. They have indicated they may seek protection under of the bankruptcy laws. Prior to this time, the borrower had been current with all of their loans with the Bank. The loans were for the development of 27 residential properties that are under varied stages of completion. The collateral for the loans includes completed residences, lots and construction in progress. The Bank cannot, at this time, reasonably estimate losses resulting from these loans.

      Item 6.  Exhibits and Reports on Form 8-K
               a.  Exhibits
                        11.0 Statement re: Computation of Per Share Earnings (filed herewith)
                        27.0     Financial Data Schedule*

               b.  Reports on Form 8-K
                        Citizens First Financial Corp. filed the following Form 8-Ks during the quarter ended June 30, 2000:
                                 a. Form 8-K filed June 5, 2000 attaching as an exhibit a press release dated April 17, 2000 announcing the results of operation for the first quarter of 2000.

                                 b. Form 8-K filed June 5, 2000 attaching as an exhibit a press release dated May 12, 2000 announcing the completion of the sale of the Bank's Eureka branch office.

                                 c. Form 8-K filed June 5, 2000 attaching as an exhibit a press release dated April 26, 2000 announcing the declaring by the Board of Directors of the Company of a $0.05 per share dividend.

                                 d. Form 8-K filed June 5, 2000 attaching as an exhibit a press release dated May 15, 2000 announcing the results of the voting at the Company's Annual Meeting.


                        * Submitted only in electronic format.


                                  EXHIBIT INDEX

11.0     Statement re:  Computation of Per Share Earnings              19

27.0     Financial Data Schedule (submitted only in electronic format)

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Citizens First Financial Corp.



Date:   August 11, 2000                 /s/ C. William Landefeld
        -------------------------       --------------------------------------
                                         C. William Landefeld
                                         President


Date:   August 11, 2000                 /s/ Dallas G. Smiley
        -------------------------       --------------------------------------
                                         Dallas G. Smiley
                                         Chief Financial Officer