Form 10-Q
period 2000-09-30
CITIZENS FIRST FINANCIAL CORP
filed 2000-11-14
CIK 1006265

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000   Commission File No.: 1-14274
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



     The Registrant had 1,955,014 shares of Common Stock outstanding as of October 31, 2000.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

         Item 1.  Financial Statements
                  Condensed Consolidated Balance Sheet as of
                  September 30, 2000 and December 31, 1999                     1

                  Condensed Consolidated Income Statement for the Nine
                  Months Ended September 30, 2000 and 1999                     2

                  Condensed Consolidated Income Statement for the Three
                  Months Ended September 30, 2000 and 1999                     3

                  Condensed Consolidated Statement of Comprehensive
                  Income for the Nine and Three Months Ended
                  September 30, 2000 and 1999                                  4

                  Condensed Consolidated Statement of Cash Flows for the
                  Nine Months Ended September 30, 2000 and 1999                5

                  Notes to Condensed Consolidated Financial Statements         7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                          9

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk  16

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                           17
         Item 2.  Changes in Securities and Use of Proceeds                   17
         Item 3.  Defaults Upon Senior Securities                             17
         Item 4.  Submission of Matters to a Vote of Security Holders         17
         Item 5.  Other Information                                           17
         Item 6.  Exhibits and Reports on Form 8-K                            17
         Signatures                                                           18

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

PART I. -- FINANCIAL INFORMATION
                  Citizens First Financial Corp. and Subsidiary
                      Condensed Consolidated Balance Sheet
                 As of September 30, 2000 and December 31, 1999
                                 (in thousands)

                                                           September 30,     December 31,
                                                               2000             1999
                                                           -------------     ------------
ASSETS                                                      (Unaudited)
Cash and due from banks                                      $  4,640           $  9,909
  Interest-bearing demand deposits                              4,581              3,267
                                                             --------           --------
       Cash and cash equivalents                                9,221             13,176
  Investment securities - available for sale                   15,394             16,103
  Mortgage loans held for sale                                  1,374              3,007
  Loans                                                       285,920            265,553
       Allowance for loan losses                               (3,936)            (1,679)
                                                             --------           --------
          Net loans                                           281,984            263,874
  Land in real estate joint venture                             3,680              4,108
  Premises and equipment                                        8,635              9,029
  Federal Home Loan Bank of Chicago Stock                       4,088              2,854
  Foreclosed real estate                                          282                 86
  Other assets                                                  4,245              4,348
                                                             --------           --------
               Total assets                                  $328,903           $316,585
                                                             ========           ========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities
  Deposits                                                   $216,170           $220,237
  Federal Home Loan Bank advances                              69,320             57,073
  Advances by borrowers for taxes and insurance                   462                891
  Other liabilities                                             5,836              2,099
                                                             --------           --------
               Total liabilities                              291,787            280,300
                                                             --------           --------
Minority interest in real estate joint venture                  1,798              2,034
Stockholders' Equity
  Preferred stock, $.01 par value
       Authorized and unissued - 1,000,000 shares                  --                 --
  Common stock, $.01 par value; 8,000,000 shares
       authorized 2,817,500 shares issued and
       outstanding                                                 28                 28
  Paid-in-capital                                              27,554             27,490
  Retained earnings                                            22,618             21,180
  Accumulated other comprehensive loss                           (149)              (342)
  Less:
       Treasury shares, 863,285 and 793,145                   (13,676)           (12,580)
       Unearned incentive plan shares, 29,715 and 40,577         (333)              (559)
       Unearned employee stock ownership plan
               shares, 80,500 and 96,600 shares                  (725)              (966)
                                                             --------           --------
               Total stockholders' equity                      35,317             34,251
                                                             --------           --------
               Total liabilities and stockholders' equity    $328,903           $316,585
                                                             ========           ========

See notes to condensed consolidated financial statements.

                  Citizens First Financial Corp. and Subsidiary
                     Condensed Consolidated Income Statement

                                                                  For the nine     For the nine
                                                                  months ended     months ended
                                                            September 30, 2000  September 30, 1999
                                                                   -----------  ------------------
                                                                   (Unaudited and in thousands
                                                                         except share data)
Interest income:
   Interest on loans                                               $    17,408    $    14,710
   Interest on investments                                               1,062          1,189
                                                                   -----------    -----------
        Total interest income                                           18,470         15,899
Interest expense:
   Interest on savings deposits                                          7,485          6,869
   Interest on borrowings                                                2,971          1,878
                                                                   -----------    -----------
        Total interest expense                                          10,456          8,747
                                                                   -----------    -----------
          Net interest income                                            8,014          7,152
   Provision for loan losses                                             2,360            360
                                                                   -----------    -----------
          Net interest income after provision for
                 loan losses                                             5,654          6,792
   Other income:
   Net gain on sale of deposits                                          2,445              0
   Net realized losses on sales of available for sale securities          (378)             0
   Net gains on loan sales                                                 160            264
   Other operating income                                                1,319            833
                                                                   -----------    -----------
        Total other income                                               3,546          1,097
                                                                   -----------    -----------

Other expense:
   Salaries and employee benefits                                        3,609          3,310
   Net occupancy and equipment expenses                                    908          1,172
   Deposit insurance expense                                                34            123
   Data processing expense                                                 224            424
   Other operating expense                                               1,463          1,276
   Minority interest in net income of real estate joint venture            111              0
                                                                   -----------    -----------
         Total other expense                                             6,349          6,305
Income before income tax                                                 2,851          1,584
   Income tax expense                                                    1,107            614
                                                                   -----------    -----------
Net income                                                         $     1,744    $       970
                                                                   ===========    ===========

Basic earnings per share                                           $      0.94    $      0.49
   Weighted average shares outstanding                               1,853,991      1,987,483

Diluted earnings per share                                         $      0.91    $      0.47
   Weighted average shares outstanding                               1,918,184      2,079,260


See notes to condensed consolidated financial statements

                  Citizens First Financial Corp. and Subsidiary
                     Condensed Consolidated Income Statement

                                               For the three       For the three
                                                months ended        months ended
                                             September 30, 2000  September 30, 1999
                                             ------------------  ------------------
                                                    (Unaudited and in thousands
                                                        except share data)
Interest income:
   Interest on loans                                $     5,999    $     4,919
   Interest on investments                                  378            325
                                                    -----------    -----------
        Total interest income                             6,377          5,244
Interest expense:
   Interest on savings deposits                           2,642          2,288
   Interest on borrowings                                 1,095            676
                                                    -----------    -----------
        Total interest expense                            3,737          2,964
                                                    -----------    -----------
          Net interest income                             2,640          2,280
   Provision for loan losses                              2,120            120
                                                    -----------    -----------
          Net interest income after provision for
                 loan losses                                520          2,160
   Other income:
   Net gains on loan sales                                   54             41
   Other operating income                                   327            305
                                                    -----------    -----------
        Total other income                                  381            346

Other expense:
   Salaries and employee benefits                         1,169          1,129
   Net occupancy and equipment expenses                     303            341
   Deposit insurance expense                                  9             30
   Data processing expense                                   69            123
   Other operating expense                                  441            367
                                                    -----------    -----------
         Total other expense                              1,991          1,990
                                                    -----------    -----------
Income (loss) before income tax                          (1,090)           516
   Income tax expense (benefit)                            (423)           199
                                                    -----------    -----------
Net income (loss)                                   $      (667)   $       317
                                                    ===========    ===========

Basic earnings (loss) per share                          ($0.36)         $0.16
   Weighted average shares outstanding                1,854,254      1,930,132

Diluted earnings (loss)per share                         ($0.36)         $0.16
   Weighted average shares outstanding                1,854,254      2,013,570


See notes to condensed consolidated financial statements

                  Citizens First Financial Corp. and Subsidiary
            Condensed Consolidated Statement of Comprehensive Income

                                                                   For the nine       For the nine
                                                                   months ended       months ended
                                                               September 30, 2000  September 30, 1999
                                                               ------------------  ------------------
                                                                      (Unaudited and in thousands)
Net income                                                               $1,744          $  970

Other comprehensive income (loss), net of tax:
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) during the period                   193            (198)
           Less: Reclassification adjustment for gains (losses)
                 included in net income                                       0               0
                                                                         ------          ------

Comprehensive income                                                     $1,937          $  772
                                                                         ======          ======

                                                              For the three       For the three
                                                               months ended        months ended
                                                            September 30, 2000  September 30, 1999
                                                            ------------------  ------------------
                                                                 (Unaudited and in thousands)
Net income (loss)                                                  ($667)          $ 317

Other comprehensive income (loss), net of tax:
   Unrealized gains (losses on securities:
      Unrealized holding gains (losses) during the period             48             (47)
           Less: Reclassification adjustment for losses
                    included in net income                             0               0
                                                                   -----           -----

Comprehensive income (loss)                                        ($619)          $ 270
                                                                   =====           =====

See notes to condensed consolidated financial statements.

                  CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY
                 Condensed Consolidated Statement of Cash Flows

                                                                      For the nine        For the nine
                                                                      months ended        months ended
                                                                   September 30, 2000  September 30, 1999
                                                                   ------------------  ------------------
                                                                         (Unaudited and in thousands)
Operating activities

Net income                                                                $  1,744         $    970
  Adjustments to reconcile net income to net
    cash (used) provided by operating activities:
    Provision for loan losses                                                2,360              360
    ESOP compensation expense                                                  322              351
    Incentive plan compensation expense                                        200              230
    Investment securities losses                                               378
    Investment securities amortization, net                                     22               45
    Minority interest in net income of real estate joint venture               111                0
    Gain on sale of land in real estate joint venture                         (222)               0
    Net gains on sale of mortgage loans                                       (160)            (264)
    Net gains from sale of premises and equipment                              (32)               0
    Net losses on sale of foreclosed property                                    0                8
    Net gain from sale of branch facility                                   (2,445)               0
    Depreciation                                                               565              800
    Mortgage loans originated for sale                                      (6,176)         (20,722)
    Proceeds from sale of mortgage loans                                     7,969           22,112
   Change in:
       Other liabilities                                                     3,666           (1,159)
       Prepaid expenses and other assets                                       103           (3,141)
                                                                          --------         --------
    Net cash (used) provided by operating activities                         8,405             (410)
                                                                          --------         --------
Investing Activities
    Purchase of securities available for sale                               (8,340)          (3,005)
    Proceeds from maturities and principal paydowns
       on securities available for sale                                      1,043            3,733
    Proceeds from sales of securities available for sale                     7,870                0
    Purchase of Federal Home Loan Bank stock                                (1,234)            (562)
    Other net changes in loans                                             (20,702)         (21,840)
    Proceeds from sale of foreclosed property                                   36              367
    Purchases of premises and equipment                                       (338)          (1,614)
    Net cash paid from sale of branch facility                             (23,535)               0
    Investment in land in real estate joint venture                            (44)               0
    Proceeds from sale of land in real estate joint venture                    694                0
    Distribution to minority interest portion of real estate joint
          venture                                                             (347)               0
    Proceeds from sale of premises and equipment                               199                0
                                                                          --------         --------
    Net cash used by investing activities                                  (44,698)         (22,921)
                                                                          --------         --------


Financing Activities
    Net change in deposits                                                $ 21,913         $ 11,478
    Proceeds from FHLB advances                                             41,925           15,000
    Repayment of FHLB advances                                             (29,678)          (7,252)
    Purchase of treasury stock shares                                       (1,097)          (3,202)
    Cash dividend paid on common stock                                        (296)            (109)
    Exercise of stock options                                                    0              169
    Net changes in advances by borrowers for taxes and insurance              (429)            (176)
                                                                          --------         --------
  Net cash provided by financing activities                                 32,338           15,908
                                                                          --------         --------
Net change in cash and cash equivalents                                     (3,955)          (7,423)
Cash and cash equivalents, beginning of period                              13,176           18,338
                                                                          --------         --------
Cash and cash equivalents, end of period                                  $  9,221         $ 10,915
                                                                          ========         ========

Additional cash flows information:
  Interest paid                                                           $ 10,039         $  8,569
  Income tax paid                                                         $    893         $  1,239
  Loans transferred to foreclosed property                                $    285         $     50


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

The Company sold 2,817,500 shares of common stock in the initial offering at $10.00 per share, including 225,400 shares purchased by the Bank's Employee Stock Ownership Plan (the "ESOP"). The ESOP shares were acquired by the Bank with proceeds from a Company loan totaling $2,254,000. The net proceeds of the offering totaled $27,012,000; $28,175,000 less $1,163,000 in underwriting commissions and other expenses. The Company's stock is traded on the NASDAQ National Market under the symbol "CFSB".

2.       Statement of Information Furnished

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Rule 10-01 of Regulation S-X, and in the opinion of management reflects all adjustments necessary to present a fair statement of the financial position as of September 30, 2000 and December 31, 1999, the results of operations and comprehensive income for the nine and three months ended September 30, 2000 and the cash flows for the nine months ended September 30, 2000 and 1999. All adjustments to the financial statements were of a normal recurring nature. These results have been determined on the basis of generally accepted accounting principles. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year.

The condensed consolidated financial statements are those of the Company and the Bank. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, dated January 26, 2000, included in the Company's 1999 Annual Report to Shareholders.

3.       Earnings Per Share

Basic earnings per share have been computed based upon the weighted average common shares outstanding for the nine and three months ended September 30, 2000 and 1999. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

4.       Tender Offer

On October 31, 2000, the Company commenced a "Dutch Auction" self-tender offer for up to 391,000 shares of its common stock, representing approximately 20% of the total shares issued and outstanding. The tender offer price range is from $15.00 to $17.00 per share. Stockholders may specify the number of shares and prices within the tender offer price range at which they are willing to tender their shares. The Company will determine the final purchase price that will enable it to purchase up to the maximum number of shares from those stockholders who agreed to sell shares at or below the purchase price. All shares purchased will be purchased at the final price. If more than 391,000 shares are tendered at or below the purchase price, the excess will be prorated among those shareholders whose shares are being purchased. The Company intends to use cash from investment deposits with the Federal Home Loan Bank and borrowings from a $6 million line of credit to pay for the purchase of the stock.

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


COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2000 and DECEMBER 31, 1999

Total assets increased from $316.6 million at December 31, 1999 to $328.9 million at September 30, 2000. The $12.3 million or 3.9% increase was due to the increase in loans which was funded by increased borrowings from the Federal Home Loan Bank of Chicago (the "FHLB").

Cash and cash equivalents decreased from $13.2 million at December 31, 1999 to $9.2 million at September 30, 2000 a decrease of $4.0 million or 30.3%. This decrease was primarily the result of the Company's use of these balances to fund loan originations.

Investment securities decreased from $16.1 million at December 31, 1999 to $15.4 million at September 30, 2000, a decrease of $700,000 or 4.3%. The decrease was primarily due to maturities and repayments during the first nine months of 2000.

Loans, net of allowance for loan losses and including loans held for sale, increased from $266.9 million at December 31, 1999 to $283.3 million at September 30, 2000, an increase of $16.4 million or 6.1%. The increase was funded primarily by increased borrowings from the FHLB. The growth in loans was primarily attributable to increases in commercial loans, including agricultural loans, and nonresidential property and land loans.

The allowance for loan losses increased from $1,679,000 at December 31, 1999 to $3,936,000 at September 30, 2000, an increase of $2,257,000 or 134.4%. The bank recorded a $2.0 million provision for loan losses ($1.2 million after-tax) for potential losses related to $4.1 million in loans outstanding to a real estate developer, PAK Builders. The loans were for the development of 27 residential properties that are under varied stages of completion. On August 3, 2000, PAK builders, an Illinois general partnership, filed for Chapter 7 bankruptcy protection. The $2.0 reserve is based on preliminary analysis and additional reserves may be required as additional facts become known. The remaining increase in the allowance was related to the Bank's increased origination of commercial real estate and agricultural loans, which generally bear a greater degree of risk as compared to one-to-four family mortgage loans. The ratio of the Company's allowance for loan losses to total loans was 1.37% at June 30, 2000 and 0.63% at December 31, 1999. The ratios of the Company's allowance for loan losses to total nonperforming loans were 78.6% and 295.1% at September 30, 2000 and December 31, 1999, respectively. The change in this ratio was due to the classification of the PAK Builder loans as nonperforming in the third quarter of 2000. Company management performs ongoing reviews of the loan portfolio in order to identify nonperforming loans and potential problem loans and to evaluate the adequacy of the allowance for loan losses. In performing its review, management classifies nonperforming and potential problem loans as either substandard, doubtful, loss or special mention loans. A loan is considered substandard if it is inadequately protected by the current net worth and paying capacity of the borrower or of the collateral pledged, if any. Substandard loans include those characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected. Loans classified as doubtful have all of the weaknesses inherent in those classified as substandard with the added characteristic that the weaknesses present make collection or liquidation in full, on the basis of currently existing facts and conditions, highly questionable and improbable. Loans classified as loss are those are those considered uncollectible and of such little value that their continuance as loans without the establishment of a specific loss reserve is not warranted. Loans which do not currently expose the Company to sufficient risk to warrant classification in any one of the categories described above but possesses weaknesses are classified as special mention. The total of internally classified loans was $6,327,000 and $819,000 at September 30, 2000 and December 31, 1999, respectively. Of the $3.6 million in classified loans at September 30, 2000, $4.2 million pertained to PAK Builders and $1.0 million to a commercial builder of 1-4 family homes for which the Bank estimates there is sufficient collateral.

Other assets decreased from $4.3 million at December 31, 1999 to $4.2 million at September 30, 2000, a decrease of $100,000 or 2.3%. The decrease was due to a $572,000 decrease in income tax receivable offset by a $505,000 increase in accrued interest receivable.

Deposits decreased from $220.2 million at December 31, 1999 to $216.2 million at September 30, 2000, a decrease of $4.0 million or 1.8%. The decrease was the result of the sale of a branch facility with $26.1 million of deposits to another financial institution. The decrease in deposits resulting from the sale was partially offset by the acquisition of $11.1 million of brokered deposits with maturities of six and twelve months and an average rate of 6.99%.

Borrowings from the FHLB increased from $57.1 million at December 31, 1999 to $69.3 million at September 30, 2000, an increase of $12.2 million or 21.4%. Proceeds from the borrowings were used to fund the origination of loans and replaced decreased funds resulting from the sale of the branch facility.

Other liabilities increased from $2.1 million at December 31, 1999 to $5.8 million at September 30, 2000 an increase of $3.7 million or 176.2%. The increase was due primarily to receipt in September, 2000 of $3.5 million in payoff proceeds that contractually were not remitted to the loan purchaser until October, 2000.

Total stockholders' equity capital increased by $1.1 million or 3.1%, from $34.2 million at December 31, 1999 to $35.3 million at September 30, 2000. The increase resulted from the earnings of the Company of $1.7 million for the nine months ended September 30, 2000 offset by the repurchase of 70,140 shares of the Company's stock totaling $1.1 million, the payment of $296,000 in dividends to shareholders, a $193,000 decrease in accumulated other comprehensive loss and recognition of earned incentive plan and ESOP shares of $521,000.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 and SEPTEMBER 30, 1999

GENERAL
Net income for the nine months ended September 30, 2000 increased by $774,000 from $970,000 for the nine months ended September 30, 1999 to $1,744,000 for the nine months ended September 30, 2000. The increase was due primarily to the gain from the sale of a branch facility and increased net interest income. The bank recorded a $2.0 million provision for loan losses ($1.2 million after-tax) for potential losses related to $4.1 million in loans outstanding to a real estate developer, PAK Builders. In addition, as part of a restructuring of its investment portfolio, the Bank sold $8.2 million of securities in June 2000 and incurred a loss of $378,000. The proceeds from the sale were reinvested in July 2000 in higher yielding securities. Excluding the gain from the sale of the branch facility, the $2.0 million of loan loss reserve and the loss on the sale of investment securities, net income for the nine months ended September 30, 2000 would have been $1,703,000.

INTEREST INCOME
Interest on loans increased by $2,698,000 or 18.3%, from $14,710,000 for the nine months ended September 30, 1999 to $17,408,000 for the nine months ended September 30, 2000. Interest on loans increased because the average balance of loans outstanding increased $32.3 million and the average yield on loans outstanding increased 26 basis points.

Interest on investments decreased from $1,189,000 for the nine months ended September 30, 1999 to $1,062,000 for the nine months ended September 30, 2000, a decrease of $127,000 or 10.7%. The decrease was due to a $8.3 million decrease in the average balances of interest-bearing demand deposits, FHLB stock and investment securities in 2000, offset by a 22 basis point increase in the average yield on investments and interest-bearing deposits.

INTEREST EXPENSE
Interest on savings deposits increased by $616,000 or 9.0%, from $6,869,000 for the nine months ended September 30, 1999 to $7,485,000 for the nine months ended September 30, 2000. The increase was caused by a $1.0 million increase in the average balance of deposits and a 33 basis point increase in average cost of deposits.

The interest on borrowings increased by $1,093,000 or 58.2%, from $1,878,000 for the nine months ended September 30, 1999 to $2,971,000 for the nine months ended September 30, 2000 as a result of a $21.0 million increase in average borrowings from the FHLB and a 44 basis point increase in the average cost of borrowings.

PROVISION FOR LOAN LOSSES
The provision for loan losses was $2,360,000 for the nine months ended September 30, 2000 and $360,000 for the nine months ended September 30, 1999. The increase was due to the recording of the $2.0 million ($1.2 million after-tax) in additional loan loss reserves for the bank's loans to PAK Builders. The provision for both periods reflects management's analysis of the Company's loan portfolio based on information which is currently available to it at such time. In particular, management considers the level of non-performing loans and potential problem loans. While management believes that the allowance for loan losses is sufficient based on information currently available, no assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for losses which may adversely affect net income.

OTHER INCOME
Total other income increased by $2,449,000 or 223.2%, from $1,097,000 for the nine months ended September 30, 1999 to $3,546,000 for the nine months ended September 30, 2000. The increase was primarily due to the $2.4 million gain from the sale of a branch facility to another financial institution. The gain was offset by $378,000 in net realized losses from the sale of $8.2 million of available for sale securities. The proceeds from the sale were reinvested in July 2000 in higher yielding investment securities. Net gains on loan sales decreased by $104,000 or 39.4%, from $264,000 for the nine months ended September 30, 1999 to $104,000 for the nine months ended September 30, 2000, primarily because of a decrease in loan sales in the nine months ended September 30, 2000. Other operating income increased from $833,000 for the nine months ended September 30, 1999 to $1,319,000 for the nine months ended September 30, 2000, an increase of $486,000 or 58.3%. The increase resulted primarily from the Bank's service corporation's $222,000 gain on the sale of property in a real estate joint venture in which it participates and an $112,000 increase in deposit account, branch and ATM service fees.

OTHER EXPENSES
Total other expenses increased by $44,000 or 0.7%, from $6,305,000 for the nine months ended September 30, 1999 to $6,349,000 for the nine months ended September 30, 2000. Salaries and benefits increased by $299,000 or 9.0%, from $3,310,000 for the nine months ended September 30, 1999 to $3,609,000 for the nine months ended September 30, 2000. The increase was due to a lower standard cost allocation of loan fees against salaries and benefits in 2000 as a result of reduced originations of 1-4 family loans and the increased staff required by the change to an in-house data processing operation. Net occupancy expenses decreased by $264,000 or 22.5%, from $1,172,000 for the nine months ended September 30, 1999 to $908,000 for the nine months ended September 30, 2000, due to the accelerated depreciation of computer equipment in 1999 that was replaced in a computer conversion. Data processing fees decreased from $424,000 for the nine months ended September 30, 1999 to $224,000 for the nine months ended September 30, 2000, a decrease of $200,000 or 47.2% due to lower fees associated with the conversion to an in-house computer system. Other operating expense increased from $1,276,000 for the nine months ended September 30, 1999 to $1,463,000 for the nine months ended September 30, 2000, an increase of $187,000 or 14.7%, primarily because of higher legal and professional fees associated with the 2000 Annual Meeting of Shareholders.

INCOME TAX EXPENSE
Total income tax expense was $1,107,000 for the nine months ended September 30, 2000, compared to $614,000 for the nine months ended September 30, 1999. The increase is attributable to higher taxable income for the nine months ended September 30, 2000. The effective tax rates for the nine months ended September 30, 2000 and 1999 were 38.8%.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 and SEPTEMBER 30, 1999

GENERAL
Results of operations changed to a net loss of $667,000 for the three months ended September 30, 2000 from net income of $317,000 for the three months ended September 30, 1999. The change was primarily due to the recording of the $2.0 million ($1.2 million after-tax) in additional loan loss reserves for the bank's loans to PAK Builders. This loss was offset by improved net interest income. Excluding the recording of the $2.0 in additional loan loss reserves, net income for the three months ended September 30, 2000 would have been $557,000.

INTEREST INCOME
Interest on loans increased by $1,080,000 or 22.0%, from $4,919,000 for the three months ended September 30, 1999 to $5,999,000 for the three months ended September 30, 2000. Interest on loans increased because the average balance of loans outstanding increased by $30.2 million and the average yield on loans outstanding increased 34 basis points.

Interest on investments increased to 378,000 for the three months ended September 30, 2000 from $325,000 for the three months ended September 30, 1999, an increase of $53,000 or 16.3%. The increase was primarily due to a $3.8 million decrease in the average balances of investment securities, FHLB stock and interest-bearing demand deposits in 2000, offset by a 93 basis point increase in the average yield.

INTEREST EXPENSE
Interest on savings deposits increased by $354,000 or 15.4%, from $2,288,000 for the three months ended September 30, 1999 to $2,642,000 for the three months ended September 30, 2000. The increase was caused by a 60 basis point increase in the average cost of deposits offset by a $200,000 decrease in the average balance of interest-bearing deposits.

The interest on borrowings increased from $676,000 for the three months ended September 30, 1999 to $1,095,000 for the three months ended September 30, 2000 as a result of an increase of $23.8 million in average borrowings and a 62 basis point increase in the average cost of borrowings.

PROVISION FOR LOAN LOSSES
The provision for loan losses was $2,120,000 and $120,000 for the three months ended June 30, 2000 and 1999, respectively. The increase was due to the recording of the $2.0 million ($1.2 million after-tax) in additional loan loss reserves for the bank's loans to PAK Builders. The provision for both periods reflects management's analysis of the Company's loan portfolio based on information which is currently available to it at such time. In particular, management considers the level of non-performing loans and potential problem loans. While management believes that the allowance for loan losses is sufficient based on information currently available, no assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for losses which may adversely affect net income.

OTHER INCOME
Total other income increased from $346,000 for the three months ended September 30, 1999 to $381,000 for the three months ended September 30, 2000, an increase of $35,000 or 10.1%. The gain was primarily due to increases in deposit account, branch and ATM service fees.

OTHER EXPENSES
Total other expenses increased by $1,000 or 0.1%, from $1,990,000 for the three months ended September 30, 1999 to $1,991,000 for the three months ended September 30, 2000. Salaries and benefits increased by $40,000 or 3.5%, from $1,129,000 for the three months ended September 30, 1999 to $1,169,000 for the three months ended September 30, 2000. The increase was due to a lower standard cost allocation of loan fees against salaries and benefits in 2000 as a result of reduced origination of 1-4 family loans and the increased staff required by the change to an in-house data processing operation. Net occupancy expenses decreased by $38,000 or 11.1%, from $341,000 for the three months ended September 30, 1999 to $303,000 for the three months ended September 30, 2000, because of accelerated depreciation of computer equipment in 1999 that was replaced in a computer conversion. Data processing fees decreased from $123,000 for the three months ended September 30, 1999 to $69,000 for the three months ended September 30, 2000, a decrease of $56,000 or 44.7% because of lower fees associated with the conversion to an in-house computer system. Other operating expense increased from $367,000 for the three months ended September 30, 1999 to $441,000 for the three months ended September 30, 2000, an increase of $76,000 or 20.2%, primarily because of increased legal and professional fees associated with the Company's transfer to the Nasdaq National Market.

INCOME TAX BENEFIT/EXPENSE
Total income tax benefit was $423,000 for the three months ended September 30, 2000, compared to income tax expense of $199,000 for the three months ended September 30, 1999. The change is attributable to loss for the three months ended September 30, 2000. The effective tax rates for the three months ended September 30, 2000 and 1999 were 38.8% and 38.6%, respectively.

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

At September 30, 2000, the Bank exceeded all of its regulatory capital requirements with Tier 1 core capital of $28.5 million, or 8.9% of adjusted assets, which is above the required level of $12.8 million or 4.0%; and risk-based capital of $30.2 million or 12.9% of risk-weighted assets, which is above the required level of $18.7 million or 8.0%.

The Company's most liquid assets are cash and interest-bearing demand accounts. The level of these accounts is dependent on the operating, financing, lending and investing activities during any given period. At September 30, 2000 cash and interest-bearing deposits totaled $9.2 million.

The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances, loan sales, brokered deposits and Fed funds. At September 30, 2000, the Bank had outstanding advances with the FHLB of $69.3 million. The FHLB maintains two limitations on the availability based on FHLB stock ownership and total assets. The Bank currently meets the stock limitation; however, this limit may be raised by the purchase of additional FHLB stock. Based on the total assets limitations, the Bank may increase its borrowings with the FHLB by $43.5 million. The ability to borrow this amount would require meeting regulatory mandated loan and collateral limits. Depending upon market conditions and the pricing of deposit products and FHLB borrowings, the Bank may utilize FHLB advances to fund loan originations.

At September 30, 2000 the Bank had commitments to originate loans and unused lines of credit totaling $12.5 million. Certificate accounts which are scheduled to mature in one year or less from September 30, 2000 totaled $112.5 million. The Bank anticipates that it will have sufficient funds to meet its current commitments and maturing deposits.

On October 31, 2000, the Company commenced a "Dutch Auction" self-tender offer for up to 391,000 shares of its common stock, representing approximately 20% of the total shares issued and outstanding. The tender offer price range is from $15.00 to $17.00 per share. Stockholders may specify the number of shares and prices within the tender offer price range at which they are willing to tender their shares. The Company will determine the final purchase price that will enable it to purchase up to the maximum number of shares from those stockholders who agreed to sell shares at or below the purchase price. All shares purchased will be purchased at the final price. If more than 391,000 shares are tendered at or below the purchase price, the excess will be prorated among those shareholders whose shares are being purchased. The Company intends to use cash from investment deposits with the Federal Home Loan Bank and borrowings from a $6 million line of credit to pay for the purchase of the stock.

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


Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sources of market risk include interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. The Company is only subject to interest rate risk. The Company purchased no financial instruments for trading purposes during the nine months ended September 30, 2000 or 1999.

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

         Item 2. Changes in Securities and Use of Proceeds
                 Not applicable.

         Item 3. Defaults Upon Senior Securities
                 Not applicable.

         Item 4. Submission of Matters to a Vote of Security Holders
                 None

         Item 5. Other Information

         Item 6. Exhibits and Reports on Form 8-K
                  a.  Exhibits
                        11.0 Statement re: Computation of Per Share Earnings (filed herewith)
                        27.0     Financial Data Schedule*

                  b.  Reports on Form 8-K
                        Citizens First Financial Corp. filed the following Form 8-Ks during the quarter ended September 30, 2000:
                                 a. Form 8-K filed August 30, 2000 attaching as an exhibit a press release dated August
                                 29, 2000 announcing the recording of a
                                 $2,000,000 loan loss provision for loans to a real estate developer.

                                 b. Form 8-K filed September 1, 2000 announcing the amendment and restatement of the Company's by-laws.

                                 c. Form 8-K filed September 29, 2000 attaching as an exhibit a press release dated September 29, 2000 announcing that the stock for the Company would begin trading under on the Nasdaq National Market on Monday, October 2, 2000 under the symbol "CFSB".


                        * Submitted only in electronic format.


                                  Exhibit Index
                                  -------------

11.0     Statement re:  Computation of Per Share Earnings                     19

27.0     Financial Data Schedule (submitted only in electronic format)

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Citizens First Financial Corp.



Date:      November 13, 2000                   /s/ C. William Landefeld
           -----------------                   --------------------------------
                                               C. William Landefeld
                                               President


Date:      November 13, 2000                   /s/ Dallas G. Smiley
           -----------------                   --------------------------------
                                               Dallas G. Smiley
                                               Chief Financial Officer