Form 10-K405
period 2000-12-31
CITIZENS FIRST FINANCIAL CORP
filed 2001-03-30
CIK 1006265

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-K

             Annual Report Pursuant to Section 13 or 15 (d) of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2000
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

       Securities registered pursuant to Section 12(b) of the Act: None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
     Yes [X]  No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $19,602,717 and is based upon the last sales price of $14.125 as quoted on The Nasdaq National Market for March 14, 2001.

     The Registrant had 1,568,512 shares of Common Stock outstanding as of March 14, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the year ended December 31, 2000, are incorporated by reference into Part II of this Form 10-K.

     Portions of the Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                                     INDEX

                                                                            PAGE

PART I

     Item 1   Business.....................................................    1
     Item 2   Properties...................................................   22
     Item 3   Legal Proceedings............................................   23
     Item 4   Submission of Matters to a Vote of Security Holders..........   23
     Supplemental Information - Executive Officers of the Registrant

PART II

     Item 5   Market for Registrant's Common Equity and Related
              Stockholder Matters..........................................   24
     Item 6   Selected Financial Data......................................   24
     Item 7   Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................   24
     Item 7A  Quantitative and Qualitative Disclosures about
              Market Risk..................................................   24
     Item 8   Financial Statements and Supplementary Data..................   24
     Item 9   Changes in and Disagreements With Accountants
              on Accounting and Financial Disclosure.......................   24

PART III

     Item 10  Directors and Executive Officers of the Registrant...........   24
     Item 11  Executive Compensation.......................................   25
     Item 12  Security Ownership of Certain Beneficial Owners
              and Management...............................................   25
     Item 13  Certain Relationships and Related Transactions...............   25

PART IV

     Item 14  Exhibits, Financial Statement Schedules, and Reports on Form
              8-K..........................................................   25

Signatures.................................................................   27

                                    PART 1

Item 1     Business

General

       Citizens First Financial Corp. (the "Company") was incorporated under Delaware law in January 1996. The Company completed its initial public offering of 2,817,500 shares of common stock on May 1, 1996 in connection with the conversion of Citizens Savings Bank, (the "Bank") from the mutual to stock form of ownership (the "Conversion"). The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"), and the Securities and Exchange Commission ("SEC"). Currently, the Company does not transact any material business other than through its subsidiary, the Bank. At December 31, 2000, the Company had total assets of $329.9 million, total deposits of $228.1 million and total stockholders' equity of $29.3 million.

       The Bank was originally chartered in 1888 by the State of Illinois and in 1989 became a federally chartered savings bank. In April 1999, the Bank was converted from a federally chartered savings bank to an Illinois state savings bank. The Bank's principal business consists of the acceptance of retail deposits from the general public in the area surrounding its branch offices and the investment of those deposits, together with funds generated from operations and borrowings, in one-to-four family residential mortgage loans, multi-family, commercial real estate, consumer and other loans. The Bank originates loans for investment and for sale. Currently, it is the Bank's policy to sell, on a servicing retained basis, most longer-term fixed rate one-to-four family mortgage loans it originates as a method of controlling its growth, managing its interest rate risk and increasing its loan servicing fee income. The Bank's revenues are derived principally from interest on its mortgage, consumer and commercial loans, loan servicing fees and, to a lesser extent, the interest on its securities. The Bank's primary source of funds are deposits, principal and interest payments on loans and securities, borrowings from the Federal Home Loan Bank of Chicago and, to a lesser extent, proceeds from the sale of loans and securities. The Bank has a wholly-owned service corporation, CSL Service Corporation, an Illinois-chartered corporation that is a participant in a joint venture that has purchased and is developing commercial real estate.

Market Area and Competition

       The Bank is a community-oriented savings institution offering a variety of financial products and services to meet the needs of the communities it serves. The Bank's deposit gathering is concentrated in the communities surrounding its five offices located in the municipalities of Bloomington, Normal and Fairbury, Illinois which are part of McLean and Livingston Counties. McLean County comprises the greater Bloomington/Normal metropolitan area and Livingston County is adjacent to the greater Bloomington/Normal metropolitan area. The economy in McLean and Livingston Counties has historically benefited from the presence of the national and regional headquarters of State Farm Insurance Company, the Mitsubishi Motors Corporation, the Eureka Company, Illinois Farm Bureau, Illinois State University and Illinois Wesleyan University as well as a variety of agricultural related businesses. These counties are the primary market area for the Bank's lending and deposit gathering activities.

       The Bank faces significant competition both in making loans and in attracting deposits. The greater Bloomington/Normal metropolitan area is a highly competitive market. The Bank faces direct competition from a significant number of financial institutions operating in its market area, many with a state-wide or regional presence and in some cases a national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Bank. State Farm Insurance Company, Bloomington-Normal's largest business, has a savings bank, which it operates through its agents on a national basis. The Bank's competition for loans comes principally from commercial banks, savings and loan associations, mortgage banking companies, credit unions and insurance companies. Its most direct competition for deposits has historically come from savings and loan associations and commercial banks. In addition, the Bank faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, corporate and government securities funds, mutual funds and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

Investment Activities

       The investment policy of the Bank, as approved by the Board of Directors, requires management to maintain adequate liquidity and generate a favorable return on investments without incurring undue interest rate and credit risk. The Bank has invested primarily in U.S. Agency securities, a Federal Home Loan Bank demand investment account, eligible mutual funds, corporate securities and U.S. government sponsored agency issued mortgage-backed securities. SFAS 115 requires the Bank to designate its securities as held to maturity, available for sale or held for trading. The Bank does not currently maintain a portfolio of securities categorized as held to maturity or held for trading. The Bank's investment securities generally consist of U.S. Agency obligations and mortgage-backed and mortgage-related securities. The Bank's mortgage-backed securities consist of pass through certificates representing interests in pools of fixed and adjustable rate mortgage loans issued or guaranteed by FHLMC or FNMA. At December 31, 2000, the Bank's portfolio of investment and mortgage-backed securities totaled $15.1 million, all of which was categorized as available for sale.

       In recent periods, the Bank has primarily invested in securities in order to maintain liquid assets for its operations and as a means of utilizing its excess funding not necessary for loan originations. The Board of Directors reviews all of the activity in the investment portfolio on a monthly basis.

Lending Activities

       Origination, Sale, Servicing and Purchase of Loans The Bank's loan origination activities are conducted primarily by its loan personnel, operating at its five offices. All loans originated by the Bank are underwritten by the Bank pursuant to the Bank's policies and procedures. The Bank originates both adjustable-rate and fixed-rate mortgage loans, commercial loans and consumer loans. The Bank's ability to originate loans is dependent upon the relative customer demand for the type of loan and demand for fixed-rate or adjustable-rate loans, which is affected by the current and expected future level of interest rates.

       While the Bank has in the past, from time to time, sold adjustable-rate one-to-four family loans and retained mortgage loans with terms of 10 years or more, it is currently the general policy of the Bank to originate for sale in the secondary market one-to-four family fixed-rate mortgage loans with maturities exceeding ten years and to originate for investment all adjustable-rate one-to-four family mortgage loans and fixed-rate one-to-four family mortgage loans with maturities of ten years or less.

       One-to-Four Family Mortgage Lending The Bank currently offers both fixed-rate and adjustable-rate mortgage loans secured by one-to-four family residences located in the Bank's primary market area, with maturities of up to thirty years. While the Bank has originated such loans secured by properties outside its market area, substantially all of such loans at December 31, 2000 were secured by property located in the Bank's primary market area. One-to-four family mortgage loan originations are generally obtained from the Bank's loan representatives operating in its branch offices and their contacts with the local real estate industry, existing or past customers, and members of the local communities.

       Multi-Family Lending The Bank originates fixed and adjustable-rate multi-family mortgage loans generally secured by 5 to 70 unit apartment and student housing buildings located in the Bank's primary market area. In reaching its decision on whether to make a multi-family loan, the Bank considers the qualifications and financial condition of the borrower as well as the value and condition of the underlying property. The factors considered by the Bank include: the net operating income of the mortgaged premises before debt service and depreciation; the debt coverage ratio (the ratio of net earnings to debt service); and the ratio of loan amount to appraised value.

       Commercial Real Estate Lending The Bank originates adjustable-rate commercial real estate loans that are generally secured by properties used for business purposes such as small office buildings or a combination of residential and retail facilities located in the Bank's primary market area.

       Loans secured by commercial real estate properties, like multi-family loans, generally involve larger principal amounts and a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. The Bank seeks to minimize these risks through its underwriting standards, which require such loans to be qualified on the basis of the property's income and debt coverage ratio.

       Construction and Land Lending The Bank originates loans for the acquisition and development of commercial and residential property located in its primary market area. These loans are offered to local developers and individuals. The majority of the Bank's construction loans are originated primarily to finance the construction of one-to-four family, owner-occupied residential properties and multi-family properties located in the Bank's primary market area. Such loans are offered for the construction of properties that are pre-sold or for which permanent financing has been secured, as well as for properties that are not pre-sold or for which permanent financing has not been secured.

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

       Commercial Lending The Bank offers commercial loans to businesses operating in the Bank's primary market area on a selective basis.

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

       Consumer and Other Lending The Bank's portfolio of consumer and other loans primarily consist of fixed-rate, fixed-term home equity loans, adjustable home equity lines of credit, loans secured by automobiles, home improvement loans, loans secured by deposit accounts and unsecured personal loans.

       Loan Servicing The Bank generally services all loans it retains for investment and also services a portfolio of one-to-four family mortgage loans for others which is primarily generated from its loan sale activity. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

Deposit Activities

       Deposits The Bank offers a variety of deposit accounts with a range of interest rates and terms. The Bank's deposit accounts consist of savings, NOW accounts, checking accounts, money market accounts, certificate and brokered deposit accounts. The Bank also offers certificate of deposit accounts with balances in excess of $100,000 at negotiated rates (jumbo certificates) and Individual Retirement Accounts ("IRAs"). For the year ended December 31, 2000, the balance of core deposits (savings and demand deposit accounts) totaled $62.9 million, or 27.6%, of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Bank's deposits are obtained predominantly from the areas in which its branch offices are located. The Bank relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Bank's ability to attract and retain deposits. The Bank uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its market area. While certificate accounts in excess of $100,000 are accepted by the Bank, the Bank does not actively solicit such deposits nor does the Bank currently use brokers to obtain deposits. The Bank has attempted to increase its deposit customer base and decrease its level of dependency on certificate accounts by offering interest free checking accounts without minimum balance requirements. The sale of a branch facility in April 2000 included $26.1 million of deposits. The sold deposits were replaced by funds from brokered deposits and borrowings from the FHLB. The Bank has $11.7 million of brokered deposits with six and twelve month maturities at an average rate of 6.90%. Brokered deposits are an alternative source of liquidity that offers the Bank the opportunity to obtain funds at a competitive interest rate.

Statistical Data

INVESTMENT SECURITIES

     The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the investment securities at the dates indicated were:

                                                              Gross        Gross
                                               Amortized    Unrealized   Unrealized     Fair
                                                  Cost        Gains        Losses      Value
                                                  ----        -----        ------      -----
(Dollars in thousands)
Available for sale at December 31, 2000:
   Federal agencies                              $ 3,993        $  6        $ 25       $ 3,974
   Mortgage-backed securities                     10,104          67          87        10,084
   Other asset-backed securities                       5                                     5
   Marketable equity securities                    1,000                       9           991
                                                 -------        ----        ----       -------
       Total available for sale                  $15,102        $ 73        $121       $15,054
                                                 =======        ====        ====       =======

Available for sale at December 31, 1999:
   Federal agencies                              $ 7,502                    $288       $ 7,214
   Mortgage-backed securities                      8,144                     258         7,886
   Other asset-based securities                       15                                    15
   Marketable equity securities                    1,000                      12           988
                                                 -------                    ----       -------
       Total available  for sale                 $16,661                    $558       $16,103
                                                 =======                    ====       =======

Available for sale at December 31, 1998:
   Federal agencies                              $ 6,500        $  6        $  2       $ 6,504
   Mortgage-backed securities                     10,380          10          91        10,299
   Other asset-backed securities                     231                                   231
   Marketable equity securities                    1,000                       1           999
                                                 -------                    ----       -------
      Total available for sale                   $18,111        $ 16        $ 94       $18,033
                                                 =======        ====        ====       =======


The balance of Federal Home Loan Bank of Chicago stock owned at December 31 is as follows:

                    Cost
----------------------------------------------
            (Dollars in thousands)
        2000        1999       1998
        ----        ----       ----

        $4,166      $2,853     $1,971
        ======      ======     ======

The fair value of Federal Home Loan Bank stock approximates cost. The yield on the stock is approximately 7.75% at December 31, 2000.

The maturity distribution (dollars in thousands) and average yields for the securities available for sale portfolio at December 31, 2000 were:

                        Within 1 Year         1 - 5 Years          5 - 10 Years
                        -------------         -----------          ------------
                       Amount    Yield      Amount    Yield       Amount    Yield
                       ------    -----      ------    -----       ------    -----
Federal agencies        $-0-     0.00%     $1,001      6.78%      $2,973     6.65%
                        ----     ----      ------      ----       ------     ----

    Total               $-0-     0.00%     $1,001      6.78%      $2,973     6.65%
                        ====     ====      ======      ====       ======     ====

                                                          Marketable Equity,
                                                          Mortgage and Other
                                    Due After Ten Year    Asset-Backed Securities              Total
                                    ------------------    -----------------------              -----
                                      Amount    Yield       Amount        Yield         Amount        Yield
                                      ------    -----       ------        -----         ------        -----
Federal agencies                                                                        $ 3,974        6.69%
Mortgage-backed securities               -0-     0.00%     $ 10,084         8.09%        10,084        8.09
Other asset-based securities             -0-     0.00             5         5.44              5        5.44
Marketable equity securities             -0-     0.00           991         5.26            991        5.26
                                       -----     ----      --------         ----        -------        ----
      Total                            $ -0-     0.00%     $ 11,080         7.83%       $15,054        7.53%
                                       =====     ====      ========         ====        =======        ====

With exception of securities of the U.S. Treasury and other U.S. government agencies and corporations, the Company did not hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceeded 10% of stockholders' equity at December 31, 2000.

LOAN PORTFOLIO
Types of Loans

                                                  2000          1999          1998          1997          1996
                                                  ----          ----          ----          ----          ----
                                                                    (Dollars in thousands)
Commercial loans                               $ 20,622      $ 19,622      $ 12,727      $ 16,863      $  8,063
Real estate loans:
   Construction and land                         40,141        31,968        40,946        15,862        12,489
   Commercial                                    71,566        64,336        24,073        25,610         8,934
   Residential                                  150,914       152,444       150,255       168,678       174,021
Consumer and other loans                         13,246        12,806        12,072        12,345        11,444
                                               --------      --------      --------      --------      --------
   Total                                        296,489       281,176       240,073       239,358       214,951

Less:
   Undisbursed portion of
loans (1)                                        11,174        15,623         7,189         9,049         3,397
   Allowance for loan losses                      1,826         1,679         1,256           840           512
                                               --------      --------      --------      --------      --------

Loans, net                                     $283,489      $263,874      $231,628      $229,469      $211,042
                                               ========      ========      ========      ========      ========

(1) The undisbursed portion of loans represents amounts included in gross loans above that have been approved, but not disbursed to the borrower.

         Loans held for sale at December 31, 2000, 1999, 1998, 1997, and 1996 were $1,494,359, $3,007,425, $5,245,872, $2,393,567 and $3,027,468,
respectively, were not included in the above totals.

Maturities and Sensitivities of Loans to Changes in Interest Rates

         Presented in the table below are the maturities of loans (excluding commercial real estate, residential real estate and consumer and other loans) outstanding as of December 31, 2000. Also presented are the amounts due after one year classified according to the sensitivity to changes in interest rates.

                                                                       Maturing
                                           -------------------------------------------------------------
                                                 Within          1-5           Over 5
                                                 1 Year         Years          Years         Total
                                                 ------         -----          -----         -----
                                                               (Dollars in thousands)
Commercial loans                                 $12,555        $ 6,811        $1,256        $20,622
Real estate loans-Construction
and land                                          36,274          3,867             0         40,141
                                                 -------        -------        ------        -------
     Total                                       $48,829        $10,678        $1,256        $60,763
                                                 =======        =======        ======        =======

                                                               Maturing
                                                  --------------------------------
                                                   1 - 5                  Over
                                                   Years                  5 Years
                                                  -------                ---------
                                                       (Dollars in thousands)
Loans maturing after one year with:
   Fixed rates                                    $ 9,423                 $ 1,256
   Variable rate                                  $ 1,255                 $     0
                                                  -------                 -------
      Total                                       $10,678                 $ 1,256
                                                  =======                 =======

Risk Elements

                                                                             December
                                                    ----------------------------------------------------------
                                                         2000          1999         1998        1997        1996
                                                         ----          ----         ----        ----        ----
                                                                         (Dollars in thousands)
Nonaccruing loans                                       $1,493         $435         $129        $737        $198

Loans contractually past due 90 days
or more other
than nonaccruing                                         3,767          134          250         211         369

Restructured loans                                         301          314          325         341         463


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

         Interest income of $26,000 for the year ended December 31, 2000, was recognized on the nonaccruing and restructured loans listed in the table above, whereas interest income of $92,000 would have been recognized under their original loan terms.

Potential Problem Loans

         Potential problem loans increased from $250,000 at December 31, 1999 to $3,017,000 at December 31, 2000. The balance relates to a commercial mortgage in a retail development. Subsequent to year-end, the borrowers requested and were granted a loan modification of their loan's interest rate and maturity. The loan was delinquent less than 30 days at December 31, 2000. As of March 1, 2000 it is two months delinquent. The modifications were requested because of the borrowers' difficulties meeting their combined obligations to other lenders. The collateral for the Company's loan for this development is a commercial building in a large shopping center. The building that serves as the Bank's collateral is leased and, in addition, the borrowers have personally guaranteed the loan. Management believes there will be no loss related to this loan.

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

                                                                                         Balance at
Impaired Loans:                                                                       December 31,2000
                                                                                      ----------------
Impaired loans with an allowance                                                          $2,766,603
Impaired loans for which the discounted cash flows or
collateral value exceeds the carrying value of the loan                                    1,493,000
                                                                                          ----------
                                                                                          $4,259,603
         Total impaired loans                                                             ==========



                                                                                         Year Ended
Impaired Loans:                                                                       December 31, 2000
                                                                                      -----------------
Average balance of impaired loans                                                         $5,038,603
Interest income recognized on impaired loans                                              $  366,050
Cash-basis interest included above                                                        $  264,834


         The amount of impaired loans outstanding at December 31, 1999 and during 1999 were immaterial. The Company considers 1-4 family real estate and consumer loans to be homogeneous and are therefore excluded from the separate identification for evaluation of impairment.

Allowance for Loan Losses and Impaired Loans

         The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for losses increased from $1,679,000 at December 31, 1999 to $1,826,000 at December 31, 2000, an increase of $147,000 or 8.8%. The allowance is based on ongoing assessments of the probable estimated losses inherent in the loan portfolio. The methodology for assessing the appropriateness of the allowance consists of several key elements, which include a formula allowance, a specific allowance for identified problem loans and an unallocated allowance.

         The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk grade of such loans. Changes in risk grades of both performing and non-performing loans affect the amount of the formula allowance. Loss factors are based on historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors are based on (1) historical loss experience over a five-year period, which management believes approximates a business cycle; (2) individual evaluations of residential, commercial real estate, construction, agricultural, commercial and consumer loans and (3) expected charge-offs by loan classification for one-year.

         A specific allowance is established in cases where management has identified significant conditions or circumstances related to a loan that management believes indicate the probability that a loss has been incurred.

         The unallocated allowance is based upon management's evaluation of various conditions, the effects of which are not directly measured in the determination of the formula and specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty because they are not identified with specific loans. The conditions evaluated in connection with the unallocated allowance include (1) general economic and business conditions affecting the Company's lending areas; (2) collateral values; (3) loan volumes and concentrations; (4) seasoning of the loan portfolio; (5) specific industry conditions and (6) recent loss experience in particular segments of the portfolio.

         The allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The amount of actual losses can vary significantly from the estimated amounts. The methodology includes several features that are intended to reduce the differences between estimated and actual losses. The Company closely monitors any difference of actual and estimated losses and adjusts the methodology accordingly.

         There were no changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the allowance for loan losses from December 31, 1999 to December 31, 2000. The increased allowance in 2000 was related to the Bank's loan growth which was primarily commercial real estate and construction and land loans, which generally bear a greater degree of risk as compared to one-to-four family mortgage loans.

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

Summary of Loan Loss Experience

                                                           2000          1999           1998          1997          1996
                                                         ----------------------------------------------------------------
Balance at January 1                                     $ 1,679        $1,256          $840          $512          $412

Loan charged off (net):
Commercial loans                                               -             -            (8)            -             -
Real estate loans:
   Construction and land                                  (2,800)            -            (7)            -             -
   Commercial                                                  -             -             -           (32)            -
   Residential                                              (103)          (57)          (32)         (106)          (47)
Consumer and other loans                                       -             -             -           (32)          (20)
                                                         -------        ------        ------          ----          ----
Net charge-offs                                           (2,903)          (57)          (47)         (188)          (67)
                                                         -------        ------        ------          ----          ----
Provision for loan losses                                  3,050           480           463           516           167
                                                         -------        ------        ------          ----          ----
Balance at December 31                                   $ 1,826        $1,679        $1,256          $840          $512
                                                         =======        ======        ======          ====          ====

Ratio of net charge-offs during the
period to average loans outstanding
during the period                                           1.03%         0.02%         0.02%         0.08%         0.03%
                                                         =======        ======        ======          ====          ====

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

     Allocation of the Allowance for Loan Losses

          Presented below is an analysis of the composition of the allowance for loan losses (in thousands of dollars) and percent of each category to total loans:

                                              2000                   1999                   1998
     --------------------------------------------------------------------------------------------------
                                         % of                   % of                   % of
                                        Amount      Total      Amount      Total      Amount      Total
     --------------------------------------------------------------------------------------------------
     Commercial loans                   $  440      24.10%     $  405      24.12%     $  320      25.48%
     Real estate loans:
        Construction and land              305      16.70         210      12.51          70       5.57
        Commercial                         370      20.26         285      16.97         120       9.55
        Residential                        460      25.19         480      28.59         435      34.63
     Consumer and other loans              130       7.12         120       7.15          75       5.97
     Unallocated                           121       6.63         179      10.66         236      18.80
                                        ------      -----      ------      -----      ------      -----

          Total                         $1,826      100.0%     $1,679      100.0%     $1,256      100.0%
                                        ======      ======     ======      ======     ======      ======

                                              1997                   1996
     ---------------------------------------------------------------------------
                                         % of                   % of
                                        Amount      Total      Amount      Total
     ---------------------------------------------------------------------------
     Commercial loans                   $  213      25.36%     $   68      13.28%
     Real estate loans
        Construction and land               40       4.76          46       8.98
        Commercial                         116      13.81          36       7.03
        Residential                        393      46.78         222      43.37
     Consumer and other loans               78       9.29         140      27.34
     Unallocated                             0        0.0           0        0.0
                                        ------      -----      ------      -----

         Total                          $  840      100.0%     $  512      100.0%
                                        ======      =====      ======      =====

          The percentage of the allocation of the allowance for loan losses among the various categories have changed for the years 1996 through 2000 to reflect the changes in the types of loans that the Company was originating, the degree of risk associated with these loans and the performance of specific loans. The increase in the delinquency of certain residential construction loans and the establishment of a $150,000 specific reserve resulted in an increase in the allocated reserve for construction and land loans in 2000. Since 1996, the increased investment in the higher risk commercial, commercial real estate and construction and land loans is reflected in the increased allowance attributed to these classifications during that period. The unallocated portion of the allowance for loan losses represents the amount that is necessary to cover any current adverse conditions on the loan portfolio such as a possible deterioration in a specific industry.

DEPOSITS AND BORROWINGS

Deposits

          The following table shows the average amount of deposits and average rate of interest paid thereon for the years indicated.

                                                      1999                        1998                           1997
                                                      ----                        ----                           ----
                                                    Weighted                    Weighted                       Weighted
                                                    Average                      Average                        Average
                                              Amount          Rate        Amount           Rate          Amount           Rate
                                              ------          ----        ------           ----          ------           ----
                                                                           (Dollars in thousands)
Balance at December 31:
Noninterest bearing                          $ 15,116         0.00%      $ 14,217          0.00%        $ 10,333          0.00%
deposits
Money market deposit                           12,567         3.30%        12,542          3.40%          10,345          2.26%
accounts
Savings deposits                               16,458         2.25%        19,003          2.20%          17,221          2.40%
NOW accounts                                   16,862         1.78%        19,079          1.76%          16,668          2.27%
Certificate of deposit and
   Other time deposits                        156,152         5.88%       150,068          5.36%         147,591          5.77%
                                             --------         ----       --------          ----         --------          ----
     Total deposits                          $217,155         4.73%      $214,909          4.29%        $202,158          4.72%
                                             ========         ====       ========          ====         ========          ====

As of December 31, 2000, certificates of deposit and other time deposits of $100,000 or more mature as follows:

                                                                       Maturing
                                        ----------------------------------------------------------------------
                                        3 Months         3-6            6-12          Over 12
                                        or less         Months         Months         Months           Total
                                        -- ----         ------         ------         ------           -----
                                                                (Dollars in thousands)
Certificates of deposit and other
   time deposits                        $  4,157       $  4,751       $  6,861       $   5,993        $ 21,762
                                        ========       ========       ========       =========        ========
Per cent                                   19.10%         21.83%         31.53%          27.54%         100.00%
                                           =====          =====          =====           =====          ======

RETURN ON EQUITY AND ASSETS

                                                                                     2000         1999         1998
                                                                                     ----         ----         ----
    Return on assets (net income divided by
       average total assets)                                                         0.56%        0.40%        0.73%
    Return on equity (net income divided by
       average equity (1)                                                            5.24%        3.38%        5.54%
    Dividend payout ratio (dividends per
       share divided by net income per share)                                       20.00%       17.67%        0.00%
    Equity to assets ratio (average equity
       divided by average total assets)                                             10.76%       11.73%       13.11%

Subsidiary Activities

         At December 31, 2000, the Bank had a wholly owned service corporation, CSL Service Corporation ("CSL"), an Illinois chartered company. CSL is a participant in a joint venture real estate development (Williamsburg Place LLC), which has purchased and is developing commercial real estate.

Personnel

         As of December 31, 2000, the Bank had 74 authorized full-time employee positions and 33 authorized part-time employee positions. The employees are not represented by a collective bargaining unit and the Bank considers its relationship with its employees to be good.

                          REGULATION AND SUPERVISION

General

         The Company, as a savings and loan holding company, is required to file certain reports with, and other wise comply with the rules and regulations of the OTS under the Home Owners' Loan Act, as amended (the "HOLA").

         The Bank is an Illinois state chartered savings bank and its deposit accounts are insured up to applicable limits by the FDIC under the Savings Association Insurance Fund (the "SAIF"). The Bank is subject to extensive regulation by the Illinois Office of Banks and Real Estate Commissioner (the "Commissioner"), as its chartering authority, and by the FDIC, as deposit insurer. The Bank must file reports with the Commissioner and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approval prior to entering into certain transactions such as establishing branches and mergers with, or acquisitions of, other depository institutions. There are periodic examinations by the Commissioner and the FDIC to assess the Bank's compliance with various regulatory requirements and financial condition. This regulation and supervision establishes a framework of activities in which a savings bank can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Commissioner, the FDIC or through legislation, could have a material adverse impact on the Company and the Bank and their operations and stockholders. The Holding Company will also be required to file certain reports with and otherwise comply with the rules and regulations, of the OTS, the Commissioner and the Securities and Exchange Commission (the "SEC") under the federal securities laws. Certain of the regulatory requirements applicable to the Bank and to the Holding Company are referred to below or elsewhere herein. However, the description of such requirements is not exhaustive and it does not purport to be a complete description of the applicable laws and regulations.

         The Commissioner has established a schedule for the assessment of "supervisory fees" upon all Illinois savings banks to fund the operations of the Commissioner. These supervisory fees are computed on the basis of each savings bank's total assets (including consolidated subsidiaries) and are payable at the end of each calendar quarter. A schedule of fees has also been established for certain filings made by Illinois savings banks with the Commissioner. The Commissioner also assesses fees for examinations conducted by the Commissioner's staff, based upon the number of hours spent by the Commissioner's staff performing the examination. During the year ended December 31, 2000, the Bank paid approximated $64,000 in supervisory fees and expenses.

Bank Regulations

         Capital Requirements Under the Illinois Savings Bank Act (the "ISBA") and the regulations of the Commissioner, an Illinois savings bank must maintain a minimum level at a level not less than that required to maintain insurance of deposits by the FDIC. The Commissioner has the authority to require an Illinois savings bank to maintain a higher level of capital if deemed necessary based on the savings bank's financial condition, history, management or earnings prospects.

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

         In addition, the FDIC has established regulations prescribing a minimum Tier I leverage ratio. These regulations provide for a minimum Tier I leverage ratio of 3% for banks that meet certain specified criteria, including that they have the highest examination rating and are not experiencing or anticipating significant growth. All other banks are required to maintain a Tier I leverage ratio of at least 4%. The FDIC may, however, set higher leverage and risk-based capital requirements on individual institutions when particular circumstances warrant.

         The following is a summary of the Bank's regulatory capital at December 31, 2000:
                  Total Capital to Risk-Weighted Assets                13.3%
                  Tier I Leverage Ratio                                 8.6%
                  Tier I to Risk-Weighted Assets                       12.5%

         The FDIC, along with other federal banking agencies, adopted a regulation providing that the agencies will take account of the exposure of a bank's capital and economic value to changes in interest rate risk in assessing a bank's capital adequacy.

         Standard for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Establishing Standards for Safety and Soundness. The Guidelines set forth the safety and soundness standards in various areas such as internal controls, audit, systems, loan documentation, credit underwriting, interest rate exposure, asset growth and quality, earnings and compensation that the banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

         Lending Restriction. The Bank is prohibited by the ISBA from making secured or unsecured loans for business, commercial or agricultural purposes representing in the aggregate an amount in excess of 15% of its total assets, unless the Commissioner authorizes in writing a higher percentage limit for such loans upon the request of an institution.

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

         Dividend Limitations. Under the ISBA, dividends may only be declared when the total capital of the Bank is greater than that required by the ISBA. Dividends may be paid by the Bank out of its net profits. The written approval of the Commissioner must be obtained, however, before a savings bank having total capital of less than 6% of total assets may declare dividends in any year in an amount in excess of 50% of its net profits for that year. A savings bank may not declare dividends in excess of its net profits in any year without the approval of the Commissioner. Finally, the Bank will be unable to pay dividends in an amount which would reduce its capital below the greater of (i) the amount required by the FDIC capital regulations or otherwise specified by the FDIC,
(ii) the amount required by the Commissioner or (iii) the amount required for the liquidation account established by the Bank in connection with the Bank's conversion to stock form. The Commissioner and the FDIC also have the authority to prohibit the payment of any dividends by the Bank if the Commissioner or the FDIC determines that the distribution would constitute an unsafe or unsound practice.

         Prompt Corrective Regulatory Action. Federal law requires, among other things, that the federal bank regulatory authorities take "prompt corrective action" with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes various capital categories. The FDIC has adopted regulations to implement the prompt corrective action legislation. Under the regulations, an institution is deemed to be "undercapitalized" if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be "significantly undercapitalized" if it has a risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is deemed to be "critically undercapitalized" if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

         "Undercapitalized" banks are subject to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank's compliance with such plan must be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the Bank's total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an "undercapitalized" bank fails to submit an acceptable plan, it is treated as if it is "significantly undercapitalized". "Significantly undercapitalized" banks are subject to one or more of a number off additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks or dismiss directors or officers. "Critically undercapitalized" institutions also may not make any payment of principal or interest on certain subordinated debt or extend credit for a highly leveraged transaction or enter into any material transactions outside the ordinary course of business. In addition, subject to a narrow exception, the appointment of a receiver or conservator is required for a "critically undercapitalized" institution within 270 days after it obtains such status.

         Transactions with Affiliates. Transactions between depository institutions and their affiliates are governed by federal law. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary. In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, the extent to which the savings bank or its subsidiaries may engage in "covered transactions", including loans, with any one affiliate is limited to 10% of such savings bank's capital stock and surplus, and there is an aggregate limit on all such transactions with all affiliates of 20% of such capital stock and surplus. Federal law also establishes specific collateral requirements for loans or extensions of credit to, or guarantees or acceptances on letters of credit issued on behalf of an affiliate. Covered transactions and a broad list of other specified transactions also must be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with non-affiliates.

         Federal law also restricts a savings bank with respect to loans to directors, executive officers, and principal stockholders. Loans to directors, executive officers and stockholders who control, directly or indirectly, 10% or more of voting securities of a savings bank, and certain related interests of any of the foregoing, may not exceed the savings bank's total capital and surplus. Loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made pursuant to a compensation program that is widely available to the Bank's employees and does not give preference to the insider over other employees. Federal law also requires that the board of directors approve loans to insiders exceeding a certain amount. There are additional limitations on loans to executive officers.

         Enforcement. The Commissioner and the FDIC have extensive enforcement authority over Illinois-chartered savings banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

         The Commissioner is given authority by the ISBA to appoint a conservator or receiver for an Illinois savings bank under certain circumstances including, but not limited to, insolvency, a substantial dissipation of assets due to violation of law, regulation or order of the Commissioner or an unsafe or unsound practice. The FDIC also has authority under federal law to appoint a conservator or receiver for an insured savings bank under certain circumstances.

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

         The Bank's assessment rate for 2000 was zero basis points, therefore no premium was paid for the period. Payments toward the FICO bonds amounted to $123,000. The FDIC has authority to increase insurance assessments. A significant increase in SAIF insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank. Management cannot predict what insurance assessment rates will be in the future.

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

         Federal Reserve System. The Federal Reserve Board regulations require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $42.8 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $42.8 million, the reserve requirement is $1.284 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $42.8 million. The first $5.5 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirement.

         Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank (the "FHLB") system, which consists of 12 regional FHLBs. The FHLBs provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Chicago, is required to acquire and hold shares of capital stock in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank is in compliance with this requirement with an investment in FHLB stock at December 31, 2000 of $4,166,300.

         The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended December 31, 2000, 1999, and 1998, dividends from the FHLB to the Bank amounted to approximately $280,000, $159,000, and $138,000, respectively.

         Holding Company Regulation . Federal law allows a state savings bank that qualifies as a "qualified thrift lender" to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of federal law. Such election results in its holding company being regulated as a savings and loan holding company by the OTS rather than as a bank holding company by the Federal Reserve Board. The Bank has made such election and has received approval from the OTS to become a savings and loan holding company. The Company has registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Additionally, the Bank is required to notify the OTS at least 30 days before declaring any dividend to the Company. Because the Bank is chartered under Illinois law, the Company is also subject to registration with and regulation by the Commissioner.

         As a unitary savings and loan company, the Company is generally not restricted under existing laws as to the types of business activities in which it may engage. The Gramm-Leach-Billey Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999 unless it engages only in the financial activities permitted for financial holding companies under the law and for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Billey Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Billey Act, however, grand fathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, so long as the Bank continues to comply with the qualified thrift lender test. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be subject to extensive limitations on the types of business activities in which it could engage. Federal law limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 49c)(8) of the Bank Holding Company Act, subject to prior approval of the OTS, and to other activities authorized by OTS regulation. Multiple savings and loan holding companies are prohibited from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities other than those permitted by federal law.

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

         In order to elect and continue to be regulated as a savings and loan holding company by the OTS, the Bank must continue to qualify as a qualified thrift lender. This requires the Bank to maintain compliance with the test for a "domestic building and loan association", as defined in the Internal Revenue Code, or with a Qualified Thrift Lender Test. Under the Test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed and related securities) in at least 9 months out of each 12 month period. A holding company of a savings institution that fails to qualify as a qualified thrift lender must either convert to a bank holding company and thereby become subject to the regulation and supervision of the Federal Reserve Board or operate under certain restrictions. As of December 31, 2000, the Bank maintained in excess of 65% of its portfolio assets in qualified thrift investments. The Bank also met the test in each of the prior 12 months and, therefore, is a qualified thrift lender. Recent legislative amendments have broadened the scope of "qualified thrift investments" that go toward meeting the test to fully include credit card loans, student loans and small business loans.

FEDERAL AND STATE INCOME TAXATION

Federal Taxation

         General. The Company and its affiliates file a consolidated federal income tax return. To the extent a member of the consolidated group incurs a loss which is utilized to reduce the consolidated group's federal tax liability, that member will be reimbursed by those members that would have incurred federal tax liability if not for the member's tax loss.

         Amounts provided for income tax expense are based upon income reported for financial statement purposes and do not necessarily represent amounts currently payable to federal or other tax authorities. Deferred income taxes, which principally arise from the temporary differences related to the recognition of certain income and expense items for financial reporting purposes and the period in which they affect federal and state taxable income, are included in the amounts provided for income taxes.

         Bad Debt Reserves. The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, made significant changes to provisions of the Internal Revenue Code of 1986 (the "Code") relating to a savings institution's use of bad debt reserves for federal income tax purposes and requires such institutions to recapture (i.e. include in income) certain portions of their accumulated bad debt reserves. Prior to the enactment of the 1996 Act, the Bank was permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions, within specified formula limits were deducted in arriving at the Bank's taxable income. The Bank's deduction with respect to "qualifying loans", which are generally loans secured by certain interests in real property, could be computed using an amount based on a six-year moving average of the Bank's actual loss experience (the "Experience Method"), or a percentage equal to 8% of the Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve. The Bank's deduction with respect to non-qualifying loans was required to be computed under the Experience Method.

         The 1996 Act. Under the 1996 Act, for its current and future taxable years as a "Small Bank", the Bank is permitted to make additions to its bad debt reserves for Federal income tax purposes under the Experience Method based on total loans. However, the Bank is required to recapture (i.e. include in income) over a six-year period the excess of the balance of its bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. As of December 31, 1995, the Bank's bad debt reserve exceeded the balance of such reserve as of December 31, 1987 by $326,713.

         Distributions. Under the 1996 Act, if the Bank makes "non-dividend distributions" to the Company, such distributions will be considered to have been made from the Bank's unrecaptured bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank's income. In general, the term "non-dividend distributions" is defined as distributions in excess of the Bank's current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank's current or accumulated earnings and profits will not cause this pre-1988 reserve to be included in the Bank's income.

         The amount of additional taxable income created by a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Thus, if the Bank makes a non-dividend distribution to the Company, approximately 65% of the amount of such distribution (but not in excess of the amount of such reserves) would be included in income for federal income tax purposes, assuming a 35% federal corporate income tax rate. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

         Dividends Received Deduction and Other Matters. The Company may exclude from its income 100% of dividends received from the Bank as a member of the same affiliated group of corporations. The corporate dividends received deduction is generally 70% in the case of dividends received from unaffiliated corporations with which the Company and the Bank will not file a consolidated tax return, except that if the Company owns more than 20% of the stock of a corporation distributing a dividend, then 80% of any dividend received may be excluded.

State Taxation

         Illinois State Taxation. The Company and its subsidiaries are required to file Illinois income tax returns and pay tax at an effective tax rate of approximately 4.8% on Illinois taxable income, assuming a 35% Federal income tax rate. For these purposes, Illinois taxable income, generally means federal taxable income subject to certain modifications, the primary one of which is the exclusion of interest income from United States Treasury obligations.

         The Company and its subsidiaries file one combined corporation return for State of Illinois income tax purposes.

         Delaware State Taxation. As a Delaware holding company not earning income in Delaware, the Company is exempted from Delaware Corporate income tax but is required to file an annual report with and pay an annual franchise tax to the State of Delaware.

Forward Looking Statements

          This annual report on Form 10-K (including certain information incorporated by reference) contains forward-looking statements, including certain plans, expectations, goals and projections, which are subject to numerous assumptions, risks and uncertainties. These forward-looking statements are identified by the use of terms such as "believes", "anticipates", "estimates", "expects", "projects" or similar words. Actual results could differ materially from those contained or implied by such statements for a variety of factors including, but not limited to: changes in general and/or local economic conditions; movements in interest rates; competitive pressures on product pricing and services; success and timing of business strategies, and; the nature, extent and timing of governmental actions and reforms. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Item 2            Properties

       The Bank conducts its business through an executive and full service office located in Bloomington and four other full service branch offices. The Company believes that the Bank's current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

                                                              Original     Net Book Value at
Location                                                        Year       December 31, 2000
--------                                      Leased         Leased or           2000                  Deposits per
                                             or Owned         Acquired                                   Office

                                                                               (In thousands)


Executive Branch Office:
2101 North Veterans Parkway*
Bloomington, Illinois 61704                   Owned             1997                  $  4,936               $35,945

Branch Offices:
301 Broadway*
Normal, Illinois 61761                        Owned             1963                       544                60,533

2402 E. Washington*                           Owned             1980                       748                46,803
Bloomington, Illinois 61704

1722 Hamilton Road*                           Owned             1995                     1,211                16,656
Bloomington, Illinois 61704

115 N. Third Street*                          Owned             1981                       685                56,478
Fairbury, Illinois 61739
                                                                                      --------             ---------
Total                                                                                 $  8,124             $ 216,415
                                                                                      ========             =========


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

Item 4    Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fourth quarter of 2000 to a vote of security holders, through the solicitation of proxies or otherwise.

SUPPLEMENTAL INFORMATION - EXECUTIVE OFFICERS OF THE REGISTRANT
---------------------------------------------------------------

The names, ages and positions with the Company and subsidiary bank of all executive officers of the Company are listed below:

                             Officers with the Company              Principal Occupation
       Name and Age          And Subsidiary Bank                    During Past Five Years
       ------------          -------------------                    ----------------------
C. William Landefeld, 61       President and Chief Executive          President and Chief Executive
                               Officer, Citizens First Financial      Officer, Citizens First Financial
                               Corp.; President and Chief Executive   Corp. since 1996; President and
                               Officer, Citizens Savings Bank.        Chief Executive Officer, Citizens
                                                                      Savings Bank since 1987.

Richard F. Becker, 53          Executive Vice President and           Executive Vice President and
                               Secretary, Citizens First Financial    Secretary, Citizens First Financial
                               Corp.; Executive Vice President and    Corp. since 2000, Executive Vice
                               Secretary, Citizens Savings Bank.      President and Secretary, Citizens
                                                                      Savings Bank since 2000, Senior Vice
                                                                      President and Secretary, Citizens
                                                                      First Financial Corp. 1996-2000,
                                                                      Senior President and Secretary,
                                                                      Citizens Savings Bank 1996-2000, Vice
                                                                      President, Citizens Savings Bank
                                                                      1979-1996.

Dallas G. Smiley, 54           Senior Vice President and Chief        Senior Vice President and Chief
                               Financial Officer, Citizens First      Financial Officer, Citizens First
                               Financial Corp.; Senior Vice           Financial Corp. since 1996, Senior
                               President and Chief Financial          President and Chief Financial
                               Officer, Citizens Savings Bank.        Officer, Citizens Savings Bank since
                                                                      1995, Vice President and Chief
                                                                      Financial Officer, Citizens Savings
                                                                      Bank since 1987-1995.

                                    PART II

Item 5 Market for the Registrant's Common Equity and Related Stockholder Matters

       Information relating to the market for registrant's common equity, dividends paid and related stockholder matters appears in the registrant's 2000 Annual Report to Stockholders on page 43 and is incorporated herein by reference.

Item 6 Selected Financial Data

       Information required under this item is incorporated by reference to page 5 of the Company's 2000 Annual Report to Stockholders under the caption "Selected Financial Data".

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

       The above-captioned information appears under Management's Discussion and Analysis of Results of Operations and Financial Condition in the registrant's 2000 Annual Report to Stockholders on pages 6 through 11 and 14 through 16 and is incorporated herein by reference.

Item 7A Quantitative and Qualitative Disclosures about Market Risk

       The information required under this item is incorporated by reference to pages 12 and 13 of the Company's 2000 Annual Report to Stockholders.

Item 8 Financial Statements and Supplementary Data

       The Consolidated Financial Statements of Citizens First Financial Corp. and its subsidiaries, together with the report thereon by Olive LLP for the year ended December 31, 2000 appears in the registrant's 2000 Annual Report to Stockholders on pages 17 through 42 and are incorporated herein by reference.

Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

       None.

                                   PART III

Item 10 Directors and Executive Officers of the Registrant

       The information required under this item relating to directors is incorporated by reference to the registrant's 2001 Proxy Statement furnished to its stockholders in connection with an annual meeting to be held April 23, 2000 (the "2000 Proxy Statement"), under the caption "Election of Directors", which Proxy Statement has been filed with the Commission. The information required under this item relating to executive officers is set forth in Part I, "Supplemental Information - Executive Officers of the Registrant" of this annual report on Form 10-K.

Item 11 Executive Compensation

       The information relating to directors' and executive compensation is incorporated herein by reference to the registrant's 2000 Proxy Statement at pages 17 through 22 and pages 10 and 11 under the caption "Directors' Compensation".

Item 12 Security Ownership of Certain Beneficial Owners and Management

       The information required under this item is incorporated by reference to pages 15 and 16 of the registrant's 2000 Proxy Statement, under the captions "Security Ownership of Directors, Nominees for Directors, Most Highly Compensated Executive Officers and All Directors and Executive Officers as a Group" and "Security Ownership of Shareholder Holding 5% or More".

Item 13 Certain Relationships and Related Transactions

       The information relating to certain relationships and related transactions is incorporated herein by reference to the registrant's 2000 Proxy Statement at page 22 under the caption "Transactions with Certain Related Persons".

                                    PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K

        The following documents are filed as a part of this report:

        (1)   Financial Statements

        Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages of the 2000 Annual Report to Stockholders

                                                                            PAGE

              Independent Auditor's Report...............................     17

              Consolidated Balance Sheet as of
              December 31, 2000 and 1999.................................     18

              Consolidated Statement of Income for the
              years ended December 31, 2000, 1999 and 1998...............     19

              Consolidated Statement of Changes in Stockholders' Equity
              for the years ended December 31, 2000, 1999 and 1998.......     20

              Consolidated Statement of Cash Flows for the
              years ended December 31, 2000, 1999 and 1998...............  21-22

              Notes to Consolidated Financial Statements.................  23-42

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

              3.1      Certificate of Incorporation of Citizens First Financial
                       Corp.*
              3.2      Bylaws of Citizens First Financial Corp.**
              4.0      Stock Certificate of Citizens First Financial Corp.*
              10.1     Citizens Savings Bank, F.S.B. Employee Stock Ownership
                       Plan*
              10.2     Form of Employment Agreement between Citizens Savings
                       Bank, F.S.B. and certain executive officers*
              10.3     Form of Employment Agreement between Citizens First
                       Financial Corp. and certain executive officers*
              10.4 Form of Citizens Savings Bank, F.S.B. Supplemental Executive Retirement Plan*
              10.5 Form of Change in Control Agreement between Citizens Savings Bank, F.S.B. and certain executive officers*
              10.6 Form of Citizens Savings Bank, F.S.B. Supplemental Executive Retirement Plan*
              10.7 Form of Citizens Savings Bank, F.S.B. Employee Severance Compensation Plan*
              10.8 Citizens First Financial Corp. 1997 Stock-Based Incentive Plan***
              13.0 Portions of 2000 Annual Report to Stockholders (filed herewith)
              21.0 Subsidiary information is incorporated herein by reference to "Part I, Item 1 -Subsidiary Activities"
              23.0     Consent of Olive LLP


                 * Incorporated herein by reference to the Exhibits to Form SB-2, Registration Statement, filed on January 24, 1997 and any amendments thereto, Registration No. 333-556.

                ** Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on September 1, 2000.

               *** Incorporated herein by reference to the Proxy Statement for the Special Meeting of Shareholders held on November 12, 1997.

        (b)   Reports on Form 8-K:

              A report on Form 8-K was filed on October 30, 2000 to announce the declaration of a dividend to be paid and third quarter results.

              A report on Form 8-K was filed on October 31, 2000 to announce a "dutch auction" tender offer to purchase up to 391,000 shares of the Company's common stock and that the Company had entered into an Agreement to Sell Stock and Mutual Release with a shareholder.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 30/th/ day of March, 2000.

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

                                           Date: March 30, 2001

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

Name                                           Title                                               Date
----                                           -----                                               ----
/s/ C. William Landefeld                       President, Chief Executive Officer and Director     March 30, 2001
-------------------------------
C. William Landefeld                           (principal executive officer)

/s/ Dallas G. Smiley                           Senior Vice President, Treasurer and Chief          March 30, 2001
-------------------------------
Dallas G. Smiley                               Financial Officer (principal accounting and
                                               financial officer)

/s/ Dr. Lowell M. Thompson                     Director                                            March 30, 2001
-------------------------------
Dr. Lowell M. Thompson

/s/ Harold L. Hoeferle                         Director                                            March 30, 2001
-------------------------------
Harold L. Hoeferle

/s/ Ronald C. Wells                            Director                                            March 30, 2001
-------------------------------
Ronald C. Wells

/s/ L. Carl Borngasser                         Director                                            March 30, 2001
-------------------------------
L. Carl Borngasser

/s/ Arthur W. Mier                             Director                                            March 30, 2001
-------------------------------
Arthur W. Mier