Form 10-Q
period 2001-03-31
CITIZENS FIRST FINANCIAL CORP
filed 2001-05-14
CIK 1006265

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                  FORM 10 - Q

              QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001    Commission File No.:  1-14274
                                                                       -------

                        CITIZENS FIRST FINANCIAL CORP.
            (Exact name of registrant as specified in its charter)

          DELAWARE                                          37-1351861
  (State or other jurisdiction of                   (I.R.S. Employer I.D. No.)
  incorporation or organization)

           2101 North Veterans Parkway, Bloomington, Illinois 61704
                   (Address of principal executive offices)

                Registrant's telephone number:  (309) 661-8700


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                                (1)    Yes x No
                                (2)    Yes x No

       The Registrant had 1,568,512 shares of Common Stock outstanding as of April 30, 2001.

                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             PAGE
       Item 1.  Financial Statements
                Condensed Consolidated Balance Sheet as of
                March 31, 2001 and December 31, 2000                          1

                Condensed Consolidated Income Statement for the Three
                Months Ended March 31, 2001 and 2000                          2


                Condensed Consolidated Statement of Comprehensive
                Income for the Three Months Ended March 31, 2001 and 2000     3


                Condensed Consolidated Statement of Cash Flows for
                the Three Months Ended March 31, 2001 and 2000                4

                Notes to Condensed Consolidated Financial Statements          6

       Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           7

       Item 3.  Quantitative and Qualitative Disclosures About Market Risk   12

PART II - OTHER INFORMATION

       Item 1.  Legal Proceedings                                            14
       Item 2.  Changes in Securities and Use of Proceeds                    14
       Item 3.  Defaults Upon Senior Securities                              14
       Item 4.  Submission of Matters to a Vote of Security Holders          14
       Item 5.  Other Information                                            14
       Item 6.  Exhibits and Reports on Form 8-K                             14
       Signatures                                                            15

Statements contained in this Form 10-Q which are not historical facts are forward-looking statements, as that term is described in the Private Securities Litigation Reform Act of 1995. The forward-looking statements are generally identifiable by the use of such words as "believes", "expects", "anticipates", "estimates", "projects", "intends" or similar expressions. Such forward-looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include potential change in interest rates, competitive factors in the financial services industry, general and local economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time.

PART I. -- FINANCIAL INFORMATION
                 Citizens First Financial Corp. and Subsidiary
                     Condensed Consolidated Balance Sheet
                  As of March 31, 2001 and December 31, 2000
                                (in thousands)

                                                                                     March 31,         December 31,
                                                                                        2001               2000
ASSETS                                                                              (Unaudited)
Cash and due from banks                                                              $  6,119              $  5,779
  Interest-bearing demand deposits                                                     12,633                 5,236
                                                                                     --------              --------
       Cash and cash equivalents                                                       18,752                11,015
  Investment securities - available for sale                                           15,366                15,054
  Mortgage loans held for sale                                                            990                 1,494
  Loans                                                                               280,592               285,315
       Allowance for loan losses                                                       (2,006)               (1,826)
                                                                                     --------              --------
          Net loans                                                                   278,586               283,489
  Land in real estate joint venture                                                     1,225                 1,220
  Premises and equipment                                                                7,985                 8,124
  Federal Home Loan Bank of Chicago stock                                               4,250                 4,166
  Other assets                                                                          5,692                 5,328
                                                                                     --------              --------
               Total assets                                                          $332,846              $329,890
                                                                                     ========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                                                           $234,901              $228,115
  Long Term Debt                                                                       60,880                67,984
  Other liabilities                                                                     6,387                 3,894
                                                                                     --------              --------
               Total liabilities                                                      302,168               299,993
                                                                                     --------              --------
Minority interest in real estate joint venture                                            621                   591

Commitments and Contingent Liabilities

Stockholders' Equity
  Preferred stock, $.01 par value
       Authorized and unissued - 1,000,000 shares                                         ---                   ---
  Common stock, $.01 par value; 8,000,000 shares
       Authorized; 2,817,500 shares issued and
       Outstanding                                                                         28                    28
  Paid-in-capital                                                                      27,574                27,559
  Retained earnings                                                                    23,149                22,634
  Accumulated other comprehensive gain (loss)                                              47                   (29)
  Less:
       Treasury shares, 1,248,988 and 1,249,220                                       (19,972)              (19,970)
       Unearned incentive plan shares, 15,075 and 19,916                                 (205)                 (272)
       Unearned employee stock ownership plan
               shares, 56,350 and 64,400 shares                                          (564)                 (644)
                                                                                     --------              --------
               Total stockholders' equity                                              30,057                29,306
                                                                                     --------              --------
               Total liabilities and stockholders' equity                            $332,846              $329,890
                                                                                     ========              ========

See notes to condensed consolidated financial  statements.

                 Citizens First Financial Corp. and Subsidiary
                    Condensed Consolidated Income Statement

                                                                             For the three       For the three
                                                                             months ended        months ended
                                                                            March 31, 2001      March 31, 2000
                                                                            --------------      --------------
                                                                                  (Unaudited and in thousands
                                                                                       except share data)
Interest income:
   Interest on loans                                                           $    6,034           $    5,534
   Interest on investments                                                            396                  352
                                                                               ----------           ----------
        Total interest income                                                       6,430                5,886
Interest expense:
   Interest on deposits                                                             2,921                2,398
   Interest on borrowings                                                             948                  804
                                                                               ----------           ----------
        Total interest expense                                                      3,869                3,202
                                                                               ----------           ----------
          Net interest income                                                       2,561                2,684
   Provision for loan losses                                                          180                  120
                                                                               ----------           ----------

          Net interest income after provision for
                 loan losses                                                        2,381                2,564
   Other income:
   Net gains on loan sales                                                            105                   59
   Other operating income                                                             285                  360
                                                                               ----------           ----------
        Total other income                                                            390                  419

Other expense:
   Salaries and employee benefits                                                   1,174                1,273
   Net occupancy and equipment expenses                                               308                  316
   Deposit insurance expense                                                           19                   22
   Data processing expense                                                             70                   88
   Other operating expense                                                            275                  453
                                                                               ----------           ----------
         Total other expense                                                        1,846                2,152
                                                                               ----------           ----------

Income before income tax                                                              925                  831
   Income tax expense                                                                 359                  322
                                                                               ----------           ----------
Net income                                                                     $      566           $      509
                                                                               ==========           ==========

Basic earnings per share                                                       $     0.38           $     0.27
   Weighted average shares outstanding                                          1,492,790            1,852,777

Diluted earnings per share                                                     $     0.37           $     0.26
   Weighted average shares outstanding                                          1,522,987            1,933,228

See notes to condensed consolidated financial statements

                 Citizens First Financial Corp. and Subsidiary
            Condensed Consolidated Statement of Comprehensive Income


                                                                              For the three    For the three
                                                                              months ended     months ended
                                                                             March 31, 2001   March 31, 2000
                                                                             --------------   --------------
                                                                                (Unaudited and in thousands)
Net income                                                                          $566                $509

Other comprehensive income (loss), net of tax:
   Unrealized gains (losses) on securities:
      Unrealized holding gains (losses) during the period                             76                 (37)
                                                                                    ----                ----

Comprehensive income                                                                $642                $472
                                                                                    ====                ====

See notes to condensed consolidated financial statements.

                 CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY
                 Condensed Consolidated Statement of Cash Flows

                                                                                 For the three        For the three
                                                                                 months ended         months ended
                                                                                March 31, 2001       March 31, 2000
                                                                                --------------       --------------
                                                                                   (Unaudited and in thousands)
Operating activities

Net income                                                                         $   566              $    509
  Adjustments to reconcile net income to net
    Cash provided by operating activities:
    Provision for loan losses                                                          180                   120
    ESOP compensation expense                                                          130                   100
    Incentive plan compensation expense                                                 60                    67
    Investment securities amortization, net                                              9                     8
    Net gains on sale of mortgage loans                                               (105)                  (59)
    Depreciation                                                                       188                   194
    Net gain on sale of foreclosed property                                             (1)
    Mortgage loans originated for sale                                              (6,047)               (1,494)
    Proceeds from sale of mortgage loans                                             6,656                 1,395
  Change in:
       Other liabilities                                                             2,219                   569
       Prepaid expenses and other assets                                              (294)                 (286)
                                                                                   -------               -------
    Net cash provided by operating activities                                        3,561                 1,123
Investing Activities
    Purchase of securities available for sale                                       (2,141)
    Proceeds from maturities and principal paydowns
       on securities available for sale                                              1,941                   330
    Purchase of Federal Home Loan Bank stock                                           (84)                 (171)
    Other net changes in loans                                                       4,537               (14,855)
    Proceeds from sale of foreclosed property                                           71
    Purchases of premises and equipment                                                (49)                  (88)
    Investment in land in real estate joint venture                                     (5)
    Proceeds from minority interest portion of real estate joint
          Venture                                                                       30
    Net cash used by investing activities                                            4,300               (14,784)
                                                                                   -------               -------

Financing Activities
    Net change in deposits                                                            $  6,786       $  4,280
    Proceeds from long-term debt                                                        26,000         24,500
    Repayment of long-term debt                                                        (33,104)       (22,084)
    Purchase of treasury stock shares                                                       (2)        (1,045)
    Cash dividend paid on common stock                                                     (78)          (102)
    Net changes in advances by borrowers for taxes and insurance                           274            271
                                                                                      --------       --------
  Net cash provided (used) by financing activities                                        (124)         5,820
                                                                                      --------       --------
Net change in cash and cash equivalents                                                  7,737         (7,841)
Cash and cash equivalents, beginning of period                                          11,015         13,176
                                                                                      --------       --------
Cash and cash equivalents, end of period                                              $ 18,752       $  5,335
                                                                                      ========       ========
Additional cash flows information:
  Interest paid                                                                       $  3,914       $  3,159
  Income tax paid                                                                            0              0
  Loans transferred to foreclosed property                                                 186              0

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

2.   Statement of Information Furnished
     ----------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Rule 10-01 of Regulation S-X, and in the opinion of management reflects all adjustments necessary to present a fair statement of the financial position as of March 31, 2001 and December 31, 2000, the results of operations and comprehensive income for the three months ended March 31, 2001 and 2000 and the cash flows for the three months ended March 31, 2001 and 2000. All adjustments to the financial statements were of a normal recurring nature. These results have been determined on the basis of generally accepted accounting principles. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

The condensed consolidated financial statements are those of the Company and the Bank. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, dated January 19, 2001, included in the Company's 2000 Annual Report to Shareholders.

3.   Earnings Per Share
     ------------------

Basic earnings per share have been computed based upon the weighted average common shares outstanding for the three months ended March 31, 2001 and 2000. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2001 and DECEMBER 31, 2000

Total assets increased from $329.9 million at December 31, 2000 to $332.8 million at March 31, 2001. The $2.9 million or 0.9% increase was primarily due to the increase in interest-bearing demand deposits, which is included in cash and cash equivalents.

Cash and cash equivalents increased from $11.0 million at December 31, 2000 to $18.8 million at March 31, 2001 an increase of $7.8 million or 70.9%. This increase resulted from primarily from increased deposits offset by a decrease in loans.

Investment securities increased from $15.1 million at December 31, 2000 to $15.4 million at March 31, 2001, an increase of $300,000 or 2.0%. The increase was primarily due to the purchase of investment securities during the first quarter of 2001.

Loans, net of allowance for loan losses and including loans held for sale, decreased from $285.0 million at December 31, 2000 to $278.6 million at March 31, 2001, a decrease of $5.4 million or 1.9%. The decrease resulted from the repayment of loans during the first quarter of 2001.

The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for losses increased from $1,826,000 at December 31, 2000 to $2,006,000 at March 31, 2001, an increase of $180,000 or
9.9%. The allowance is based on ongoing assessments of the probable estimated losses inherent in the loan portfolio. The methodology for assessing the appropriateness of the allowance consists of several key elements, which include a formula allowance, a specific allowance for identified problem loans and an unallocated allowance.

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

There were no changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the allowance for loan losses from December 31, 2000 to March 31, 2001. The increased allowance in 2001 was related to the increase in delinquent and other problem loans.

Non-performing loans are loans which are past due 90 days or more, and non-accruing loans. The ratio of the Company's allowance for loan losses to total non-performing loans was 27.5% and 34.7% at March 31, 2001 and December 31, 2000, respectively. The ratio decreased due to an increase in delinquent loans and other matters related to a small group of borrowers. Management believes that the problems with these borrowers are isolated and not indicative of the loan portfolio in total.

The Bank's internally classified loans, which include non-performing loans, in addition to potential problem loans, increased from $8,277,000 at December 31, 2000 to $10,324,000 at March 31, 2001. The increase of $2,047,000 was attributable to a $1,874,000 increase in loans contractually delinquent 90 days or more and a $173,000 increase in non-accrual loans relating to loans to a residential real estate developer, PAK Builders.

Loans delinquent greater than 90 days increased from $3,767,000 at December 31, 2000 to $5,641,000 at March 31, 2001, an increase of $1,874,000. The total loans delinquent greater than 90 days at March 31, 2001 includes $4.1 million of residential construction loans to three borrowers and a $1.1 million loan secured by lots in a retail development. The Company expects that the properties supporting the residential construction loans will be completed and sold in

2001. A specific reserve of $150,000 has been established for these loans. The loan for the retail development property is to the same borrowers that are discussed regarding potential problem loans. The Company believes that this reserve adequately covers any possible losses relating to these loans.

Non-accruing loans increased from $1,493,000 at December 31, 2000 to $1,666,000 at March 31, 2001, an increase of $173,000. The non-accruing loans pertain to loans made to a residential real estate developer. The developer, PAK Builders, an Illinois general partnership, had $4.2 million in loans with the Bank for the development of 27 residential properties. On August 3, 2000 they filed for bankruptcy protection. A bankruptcy trustee is handling the disposition of PAK Builders' assets. During 2000, the Company charged off $2.8 million of the loans outstanding to PAK Builders. Based on the cash and real estate currently held by the trustee and the Bank's expected portion of these assets, management believes that there will be no additional losses relative to PAK Builders. It is expected that the trustee will complete the distribution of the proceeds to creditors by the third quarter of 2001. The increase in the first quarter of 2001 relates to disbursements to other lien holders of PAK Builders, which improved the Company's position.

The $3,017,000 balance of potential problem loans did not change from December 31, 2000 to March 31, 2001. The balance relates to a commercial mortgage in a retail development. Subsequent to year-end, the borrowers requested and were granted a loan modification of the interest rate and maturity for their loan on a building in this development. The loan was delinquent less than 30 days at December 31, 2000. As of March 2001 this loan is contractually current. The modifications were requested because of the borrowers' difficulties meeting their combined obligations to other lenders. The collateral for the Company's loan for this development is a commercial building and property in a large shopping center. The building that serves as the Bank's collateral is leased and, in addition, the borrowers have personally guaranteed the loan. Management believes there will be no loss related to this loan.

Other assets increased from $5.3 million at December 31, 2000 to $5.7 million at March 31, 2001, an increase of $400,000 or 7.5%, due primarily to increases in accrued interest of $131,000 and in foreclosed real estate of $116,000.

Deposits increased from $228.1 million at December 31, 2000 to $234.9 million at March 31, 2001, an increase of $6.8 million or 3.0%. The increase was due primarily to a $7.3 million increase in time deposits.

Long-term debt decreased from $68.0 million at December 31, 2000 to $60.9 million at March 31, 2001, a decrease of $7.1 million or 10.4%. Debt repaid during the first quarter was due to normal maturities and scheduled repayments. Proceeds from the repayment of loans were used to reduce long-term debt during the first quarter of 2001.

Other liabilities increased from $3.9 million at December 31, 2000 to $6.4 million at March 31, 2001 an increase of $2.5 million or 64.1%. The increase was primarily due to a $1.8 million increase in accrued principal and interest payments payable to owners of serviced loans, a $320,000 increase in accrued income taxes payable and a $220,000 increase in advance payments by borrowers for taxes and insurance.

Total stockholders' equity capital increased by $750,000 or 2.7%, from $29.3 million at December 31, 2000 to $30.1 million at March 31, 2001. The increase resulted from the earnings of the Company of $566,000 for the three months ended March 31, 2001, offset by the payment of

$78,000 in dividends to shareholders, a $75,000 increase in accumulated other comprehensive income and recognition of earned incentive plan and ESOP shares of $190,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2001 and MARCH 31, 2000

GENERAL
Net income for the three months ended March 31, 2001 increased by $57,000 from $509,000 for the three months ended March 31, 2000 to $566,000 for the three months ended March 31, 2001. The increase was due primarily to lower other operating expenses and salaries and employee benefit expenses, an increased net gains on loan sales, offset by decreased net interest income and an increase in the provision for loan losses.

INTEREST INCOME
Interest on loans increased by $500,000 or 9.0%, from $5,534,000 for the three months ended March 31, 2000 to $6,034,000 for the three months ended March 31, 2000. Interest on loans increased due to an increase in the average balance of loans outstanding of $14.0 million and an increase in the average yield on loans outstanding of 9 basis points.

Interest on investments increased from $352,000 for the three months ended March 31, 2000 to $396,000 for the three months ended March 31, 2001, an increase of $44,000 or 12.5%. The increase was due to a $1.3 million increase in the average balances of interest-bearing demand deposits, FHLB stock and investment securities in 2001 and a 76 basis point increase in the average yield on investments and interest-bearing deposits.

INTEREST EXPENSE
Interest on savings deposits increased by $523,000 or 21.8%, from $2,398,000 for the three months ended March 31, 2000 to $2,921,000 for the three months ended March 31, 2001. The increase was due to a $8.8 million increase in the average balance of deposits and a 73 basis point increase in the average cost of deposits.

The interest on borrowings increased by $144,000 or 17.9%, from $804,000 for the three months ended March 31, 2000 to $948,000 for the three months ended March 31, 2001 as a result of a $8.4 million increase in average borrowings and a 10 basis point increase in the average cost of borrowings.

PROVISION FOR LOAN LOSSES
The provision for loan losses was $180,000 for the three months ended March 31, 2001 and $120,000 for the three months ended March 31, 2000. The increase was due to the increase in internally classified loans. The provision for both periods reflects management's analysis of the Company's loan portfolio based on information which is currently available to it at such time. In particular, management considers the level of non-performing loans and potential problem loans. While management believes that the allowance for loan losses is sufficient based on information currently available, no assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for losses which may adversely affect net income.

OTHER INCOME

Total other income decreased by $29,000 or 6.9%, from $419,000 for the three months ended March 31, 2000 to $390,000 for the three months ended March 31, 2000. Net gains on loan sales increased from $59,000 for the three months ended March 31, 2000 to $105,000 for the three months ended March 31, 2001, an increase of $46,000 or 78.0%. The increase resulted from the increase in loan sales in the three months ended March 31, 2001. Other operating income decreased from $360,000 for the three months ended March 31, 2000 to $285,000 for the three months ended March 31, 2001, a decrease of $75,000 or 20.8%. The decrease resulted primarily from decreased ATM fees of $21,000, loan fees of $29,000 and lower office rental income of $10,000.

OTHER EXPENSES
Total other expenses decreased by $306,000 or 14.2%, from $2,152,000 for the three months ended March 31, 2000 to $1,846,000 for the three months ended March 31, 2001. Salaries and benefits decreased by $99,000 or 7.8%, from $1,273,000 for the three months ended March 31, 2000 to $1,174,000 for the three months ended March 31, 2001. The decrease was primarily due to the efficiencies achieved from the sale of a branch facility in 2000 and other staffing changes. Other operating expense decreased from $453,000 for the three months ended March 31, 2000 to $275,000 for the three months ended March 31, 2001, a decrease of $178,000 or 39.3%, primarily because of lower legal and professional fees associated with the 2000 Annual Meeting of Shareholders, and operational savings resulting from the sale of the branch facility in 2000.

INCOME TAX EXPENSE
Total income tax expense was $359,000 for the three months ended March 31, 2001, compared to $322,000 for the three months ended March 31, 2000. The increase is attributable to higher taxable income for the three months ended March 31, 2001. The effective tax rates for the three months ended March 31, 2001 and 2000 were 38.8% and 38.7%, respectively.

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

At March 31, 2001, the Bank exceeded all of its regulatory capital requirements with Tier 1 core capital of $28.9 million, or 9.0% of adjusted assets, which is above the required level of $12.9 million or 4.0%; and risk-based capital of $30.9 million or 13.5% of risk-weighted assets, which is above the required level of $18.2 million or 8.0%.

The Company's most liquid assets are cash and interest-bearing demand accounts. The level of these accounts is dependent on the operating, financing, lending and investing activities during any given period. At March 31, 2001 cash and interest-bearing deposits totaled $18.8 million.

The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances, loan sales, brokered deposits and Fed funds. At March 31, 2001, the Bank had outstanding advances with the FHLB of $55.6 million. The FHLB maintains two limitations on borowing availability based on
(1) FHLB stock ownership and (2) total assets. The Bank currently meets the stock limitation; however, this limit may be raised by the purchase of additional FHLB stock. Based on the total assets limitations, the Bank may increase its borrowings with the FHLB by $59.0 million. The ability to borrow this amount would require meeting regulatory mandated loan and collateral limits. Depending upon market conditions and the pricing of deposit products and FHLB borrowings, the Bank may utilize FHLB advances to fund loan originations.

At March 31, 2001 the Bank had commitments to originate loans and unused lines of credit totaling $8.5 million. Certificate accounts which are scheduled to mature in one year or less from March 31, 2001 totaled $141.0 million. The Bank anticipates that it will have sufficient funds to meet its current commitments and maturing deposits.


Current Accounting Issues
During 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires companies to record derivatives on the balance sheet at their fair value. This new Statement applies to all entities. Statement No. 137 amended the effective date of Statement No. 133 to fiscal years beginning after June 15, 2000. This Statement may not be applied retroactively to financial statements of prior periods. The adoption of this Statement had no material impact on the Company's financial position or results of operation.

During 2000, the FASB issued Statement of Financial Accounting Standards No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement replaces Statement of Financial Accounting Standards No. 125. This Statement is also effective for fiscal years ending after December 15, 2000. The adoption of this Statement had no impact on the Company's financial condition or results of operation.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sources of market risk include interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. The Company is only subject to interest rate risk. The Company purchased no financial instruments for trading purposes during the three months ended March 31, 2001 and 2000.

The principal objective of the Company's interest rate risk management function is to evaluate the interest rate risk included in balance sheet accounts, determine the level of risk appropriate given the Company's business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with Board of Director approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Company monitors its interest rate risk as such risk relates to its operating strategies. The Company's Board of Directors reviews the Company's interest rate risk position on a quarterly basis. The Company's Asset/Liability Committee is comprised of the Company's senior management under the direction of the Board of Directors, with the Committee responsible for reviewing with the Board of Directors its activities and strategies, the effect of those strategies on the Company's net interest margin, the market value of the portfolio and the effect that changes in the interest rates will have on the Company's portfolio and its exposure limits. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Company.

In recent years, the Company has utilized the following strategies to manage interest rate risk: (1) originating for investment adjustable-rate residential mortgage and fixed-rate one-to-four family loans with maturities of 10 years or less; (2) generally selling fixed-rate one-to-four family loans with maturities exceeding 10 years in the secondary market without recourse and on a servicing retained basis; (3) increasing its origination of shorter term and/or adjustable rate commercial loans; and (4) investing in shorter term investment securities which may generally bear lower yields as compared to longer term investments, but which may better position the Company for increases in market interest rates.

The Company's interest rate and market risk profile has not materially changed from the year ended December 31, 2000. Please refer to the Company's 2000 Form 10-K for further discussion of the Company's market and interest rate risk.

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

          Item 3. Defaults Upon Senior Securities
                  Not applicable.

          Item 4. Submission of Matters to a Vote of Security Holders
                  None

          Item 5. Other Information

          Item 6. Exhibits and Reports on Form 8-K
                  a.  Exhibits
                          11.0 Statement re: Computation of Per Share Earnings (filed herewith)

                  b.  Reports on Form 8-K
                          Citizens First Financial Corp. filed the following Form 8-K during the quarter ended March 31, 2001:

                                a. Form 8-K filed February 5, 2001 attaching as an exhibit a press release dated February 2, 2001 announcing the its unaudited results of operation for the year ended December 31, 2000, the declaration of a dividend, and that it had scheduled its Annual Meeting of Stockholders.

                                 Exhibit Index
                                 -------------

11.0      Statement re:  Computation of Per Share Earnings        16

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  Citizens First Financial Corp.



Date:   May 14, 2001                         /s/ C. William Landefeld
     -------------------------------        ------------------------------------
                                                   C. William Landefeld
                                                   President


Date:   May 14, 2001                         /s/ Dallas G.Smiley
     -------------------------------        ------------------------------------
                                                   Dallas G. Smiley
                                                   Chief Financial Officer