Form 10-Q
period 2001-06-30
CITIZENS FIRST FINANCIAL CORP
filed 2001-08-14
CIK 1006265

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10 - Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001    Commission File No.:  0-27740
                                                                      -------

                         CITIZENS FIRST FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

          DELAWARE                            37-1351861
     (State or other jurisdiction of        (I.R.S. Employer I.D. No.)
     incorporation or organization)

            2101 North Veterans Parkway, Bloomington, Illinois 61704
                    (Address of principal executive offices)

                 Registrant's telephone number:  (309) 661-8700


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.

                    (1)       Yes x No
                    (2)       Yes x No



     The Registrant had 1,568,512 shares of Common Stock outstanding as of July 31, 2001.

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                 PAGE
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheet as of
         June 30, 2001 and December 31, 2000                          1

         Condensed Consolidated Income Statement for the Six
         Months Ended June 30, 2001 and 2000                          2

         Condensed Consolidated Income Statement for the Three
         Months Ended June 30, 2001 and 2000                          3

         Condensed Consolidated Statement of Comprehensive
         Income for the Six and Three Months Ended June 30, 2001
         and 2000                                                     4

         Condensed Consolidated Statement of Cash Flows for the Six
         Months Ended June 30, 2001 and 2000                          5

         Notes to Condensed Consolidated Financial Statements         7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                          8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk  16

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                           17
Item 2.  Changes in Securities and Use of Proceeds                   17
Item 3.  Defaults Upon Senior Securities                             17
Item 4.  Submission of Matters to a Vote of Security Holders         17
Item 5.  Other Information                                           17
Item 6.  Exhibits and Reports on Form 8-K                            17
Signatures                                                           19

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

PART I. -- FINANCIAL INFORMATION
                   Citizens First Financial Corp. and Subsidiary
                      Condensed Consolidated Balance Sheet
                   As of June 30, 2001 and December 31, 2000
                                 (in thousands)

                                                                  June 30,      December 31,
                                                                    2001            2000
                                                                  --------        --------
ASSETS                                                          (Unaudited)
  Cash and due from banks                                         $  7,267        $  5,779
  Interest-bearing demand deposits                                   9,861           5,236
                                                                  --------        --------
       Cash and cash equivalents                                    17,128          11,015
  Investment securities - available for sale                        13,705          15,054
  Mortgage loans held for sale                                       4,162           1,494
  Loans                                                            284,648         285,315
       Allowance for loan losses                                    (2,186)         (1,826)
                                                                  --------        --------
          Net loans                                                282,462         283,489
  Land in real estate joint venture                                    905           1,220
  Premises and equipment                                             7,849           8,124
  Federal Home Loan Bank of Chicago stock                            4,323           4,166
  Other assets                                                       5,459           5,328
                                                                  --------        --------
               Total assets                                       $335,993        $329,890
                                                                  ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities
  Deposits                                                        $241,775        $228,886
  Borrowings                                                        59,814          67,984
  Other liabilities                                                  3,285           3,123
                                                                  --------        --------
               Total liabilities                                   304,874         299,993
                                                                  --------        --------
Minority interest in real estate joint venture                         480             591

Commitments and Contingent Liabilities

Stockholders' Equity
  Preferred stock, $.01 par value
       Authorized and unissued - 1,000,000 shares                      ---             ---
  Common stock, $.01 par value; 8,000,000 shares
       Authorized; 2,817,500 shares issued and
             outstanding                                                28              28
  Paid-in-capital                                                   27,606          27,559
  Retained earnings                                                 23,609          22,634
  Accumulated other comprehensive loss                                  (4)            (29)
  Less:
       Treasury shares, 1,248,988 and 1,249,220                    (19,972)        (19,970)
       Unearned incentive plan shares, 10,233 and 19,916              (145)           (272)
       Unearned employee stock ownership plan
               shares, 48,300 and 64,400 shares                       (483)           (644)
                                                                  --------        --------
               Total stockholders' equity                           30,639          29,306
                                                                  --------        --------
               Total liabilities and stockholders' equity         $335,993        $329,890
                                                                  ========        ========

See notes to condensed consolidated financial statements

                 Citizens First Financial Corp. and Subsidiary
                    Condensed Consolidated Income Statement

                                                                            For the six           For the six
                                                                            months ended         months ended
                                                                            June 30, 2001        June 30, 2000
                                                                            -------------        -------------
                                                                                (Unaudited and in thousands
                                                                                     except share data)
Interest income:
   Interest on loans                                                           $   11,786           $   11,409
   Interest on investments                                                            808                  684
                                                                               ----------           ----------
        Total interest income                                                      12,594               12,093
Interest expense:
   Interest on deposits                                                             5,825                4,843
   Interest on borrowings                                                           1,800                1,876
                                                                               ----------           ----------
        Total interest expense                                                      7,625                6,719
                                                                               ----------           ----------
          Net interest income                                                       4,969                5,374
   Provision for loan losses                                                          360                  240
                                                                               ----------           ----------
          Net interest income after provision for
                 loan losses                                                        4,609                5,134
   Other income:
   Net gain on sale of branch facility                                                  0                2,445
   Net realized losses on sale of available for sale securities                         0                 (378)
   Net gains on loan sales                                                            323                  106
   Gain on sale of land in joint venture                                              233                  222
   Other operating income                                                             646                  770
                                                                               ----------           ----------
        Total other income                                                          1,202                3,165

Other expense:
   Salaries and employee benefits                                                   2,172                2,440
   Net occupancy and equipment expenses                                               620                  605
   Deposit insurance expense                                                           39                   25
   Data processing expense                                                            140                  155
   Other operating expense                                                            848                1,022
   Minority interest in net income of real estate joint venture                       116                  111
                                                                               ----------           ----------
         Total other expense                                                        3,935                4,358
                                                                               ----------
Income before income tax                                                            1,876                3,941
   Income tax expense                                                                 728                1,530
                                                                               ----------           ----------
Net income                                                                     $    1,148           $    2,411
                                                                               ==========           ==========

Basic earnings per share                                                       $     0.77           $     1.30
   Weighted average shares outstanding                                          1,499,236            1,847,621

Diluted earnings per share                                                     $     0.74           $     1.25
   Weighted average shares outstanding                                          1,551,704            1,926,826

See notes to condensed consolidated financial statements

                 Citizens First Financial Corp. and Subsidiary
                    Condensed Consolidated Income Statement

                                                                     For the three        For the three
                                                                     months ended         months ended
                                                                     June 30, 2001        June 30, 2000
                                                                     -------------        -------------
                                                                         (Unaudited and in thousands
                                                                              except share data)

Interest income:
   Interest on loans                                                    $    5,752           $    5,875
   Interest on investments                                                     412                  332
                                                                        ----------           ----------
        Total interest income                                                6,164                6,207
Interest expense:
   Interest on deposits                                                      2,904                2,445
   Interest on borrowings                                                      852                1,072
                                                                        ----------           ----------
        Total interest expense                                               3,756                3,517
                                                                        ----------           ----------
          Net interest income                                                2,408                2,690
   Provision for loan losses                                                   180                  120
                                                                        ----------           ----------
          Net interest income after provision for
                loan losses                                                  2,228                2,570
   Other income:
    Net gain on sale of branch facility                                          0                2,445
    Net realized losses on sale of available for sale securities                 0                 (378)
    Net gains on loan sales                                                    218                   47
    Gain on sale of land in joint venture                                      233                  222
    Other operating income                                                     361                  410
                                                                        ----------           ----------
        Total other income                                                     812                2,746

Other expense:
   Salaries and employee benefits                                              998                1,167
   Net occupancy and equipment expenses                                        312                  289
   Deposit insurance expense                                                    20                    3
   Data processing expense                                                      70                   67
   Other operating expense                                                     573                  569
   Minority interest in net income of real estate joint venture                116                  111
                                                                        ----------           ----------
         Total other expense                                                 2,089                2,206
                                                                        ----------           ----------
Income before income tax                                                       951                3,110
   Income tax expense                                                          369                1,208
                                                                        ----------           ----------
Net income                                                              $      582           $    1,902
                                                                        ==========           ==========

Basic earnings per share                                                $     0.39           $     1.03
   Weighted average shares outstanding                                   1,505,681            1,843,305

Diluted earnings per share                                              $     0.37           $     0.99
   Weighted average shares outstanding                                   1,580,421            1,920,461

See notes to condensed consolidated financial statements

                 Citizens First Financial Corp. and Subsidiary
            Condensed Consolidated Statement of Comprehensive Income

                                                                           For the six       For the six
                                                                           months ended     months ended
                                                                           June 30, 2001    June 30, 2000
                                                                           -------------    -------------
                                                                            (Unaudited and in thousands)

Net income                                                                     $1,148           $2,411

Other comprehensive income (loss), net of tax:
   Unrealized gains (losses) on securities:
       Unrealized holding gains (losses) during the period                         25              379
       Less: Reclassification adjustment for losses included
            in net income                                                           0             (234)
                                                                               ------           ------
Comprehensive income                                                           $1,173           $2,556
                                                                               ======           ======

                                                                           For the three     For the three
                                                                           months ended      months ended
                                                                           June 30, 2001     June 30, 2000
                                                                           -------------     -------------
                                                                             (Unaudited and in thousands)
Net income                                                                       $582           $1,902

Other comprehensive income (loss), net of tax:
   Unrealized gains (losses) on securities:
       Unrealized holding gains (losses) during the period                        (51)             416
       Less: Reclassification adjustment for losses included
            in net income                                                           0             (234)
                                                                                 ----           ------
Comprehensive income                                                             $531           $2,084
                                                                                 ====           ======

See notes to condensed consolidated financial statements

                 CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY
                 Condensed Consolidated Statement of Cash Flows

                                                                      For the six         For the six
                                                                     months ended        months ended
                                                                     June 30, 2000       June 30, 2000
                                                                     -------------       -------------
                                                                          audited and in thousands)

Operating activities
Net income                                                                $  1,148            $  2,411
  Adjustments to reconcile net income to net cash
    Cash provided (used) by operating activities:
    Provision for loan losses                                                  360                 240
    ESOP compensation expense                                                  216                 209
    Incentive plan compensation expense                                        119                 134
    Losses on sale of available for sale securities                              0                 378
    Investment securities amortization, net                                     45                  15
    Minority interest in net income of real estate joint venture               116                 111
    Gain on sale of land in real estate joint venture                         (233)               (222)
    Net gains on sale of mortgage loans                                       (323)               (106)
    Net gain on sale of branch facility                                          0              (2,445)
    Depreciation                                                               377                 377
    Mortgage loans originated for sale                                     (14,451)             (3,214)
    Proceeds from sale of mortgage loans                                    12,106               5,786
    Federal Home Loan Bank dividends                                          (157)                (50)
    Change in:
       Other liabilities                                                       227                 986
       Prepaid expenses and other assets                                         5                (259)
                                                                          --------            --------
    Net cash provided (used) by operating activities                          (445)              4,351
                                                                          --------            --------
Investing Activities
    Purchase of securities available for sale                               (4,355)                  0
    Proceeds from maturities and principal paydowns
       on securities available for sale                                      5,700                 879
    Proceeds from sales of securities available for sale                                         7,870
    Purchase of Federal Home Loan Bank stock                                     0              (1,117)
    Other net changes in loans                                                 452             (18,506)
    Proceeds from sale of foreclosed property                                   63
    Purchases of premises and equipment                                       (102)               (133)
    Net cash paid from sale of branch facility                                                 (23,535)
    Investment in land in real estate joint venture                              0                 (44)
    Proceeds from sale of land real estate joint venture                       548                 694
    Distribution to minority interest portion of real estate joint            (227)               (346)
          venture
    Proceeds from sale of premises and equipment                                 0                 166
                                                                          --------            --------
    Net cash provided (used) by investing activities                         2,079             (34,072)
                                                                          --------            --------

Financing Activities
    Net change in deposits                                               12,889         21,441
    Proceeds from borrowings                                             26,000         38,925
    Repayment of borrowings                                             (34,170)       (27,094)
    Purchase of treasury stock shares                                        (2)        (1,045)
    Cash dividend paid on common stock                                     (173)          (198)
    Net changes in advances by borrowers for taxes and insurance            (65)           (28)
                                                                       --------       --------
  Net cash provided by financing activities                               4,479         32,001
                                                                       --------       --------
Net change in cash and cash equivalents                                   6,113          2,280
Cash and cash equivalents, beginning of period                           11,015         13,176
                                                                       --------       --------
Cash and cash equivalents, end of period                               $ 17,128       $ 15,456
                                                                       ========       ========

Additional cash flows information:
  Interest paid                                                        $  7,336       $  6,873
  Income tax paid                                                      $    625       $    715
  Loans transferred to foreclosed property                             $    215       $    285

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

2.   Statement of Information Furnished
     ----------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Rule 10-01 of Regulation S-X, and in the opinion of management reflect all adjustments necessary to present a fair statement of the financial position as of June 30, 2001 and December 31, 2000, the results of operations and comprehensive income for the six and three months ended June 30, 2001 and 2000 and the cash flows for the six months ended June 30, 2001 and 2000. All adjustments to the financial statements were of a normal recurring nature. These results have been determined on the basis of generally accepted accounting principles. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

The condensed consolidated financial statements are those of the Company and the Bank. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, dated January 19, 2001, included in the Company's 2000 Annual Report to Shareholders.

3.   Earnings Per Share
     ------------------

Basic earnings per share have been computed based upon the weighted average common shares outstanding for the six and three months ended June 30, 2001 and 2000. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

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


COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2001 and DECEMBER 31, 2000

Total assets increased from $329.9 million at December 31, 2000 to $336.0 million at June 30, 2001. The $6.1 million or 1.8% increase was primarily due to the increase in interest-bearing demand deposits, which is included in cash and cash equivalents, and mortgage loans held for sale.

Cash and cash equivalents increased from $11.0 million at December 31, 2000 to $17.1 million at June 30, 2001 an increase of $6.1 million or 55.5%. This increase resulted from increased deposits.

Investment securities decreased from $15.1 million at December 31, 2000 to $13.7 million at June 30, 2001, a decrease of $1.4 million or 9.3%. The decrease was primarily due to the principal reduction of investment securities during the first six months of 2001.

Loans, net of allowance for loan losses and including loans held for sale, increased from $285.0 million at December 31, 2000 to $286.6 million at June 30, 2001, an increase of $1.6 million or 0.6%.

The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for losses increased from $1,826,000 at December 31, 2000 to $2,186,000 at June 30, 2001, an increase of $360,000 or
19.7%. The allowance is based on ongoing assessments of the probable estimated losses inherent in the loan portfolio. The methodology for assessing the appropriateness of the allowance consists of several key elements, which include a formula allowance and a specific allowance for identified problem loans.

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

The Company also evaluates various conditions affecting the current lending operations and adjusts the historical loss factors accordingly. The conditions evaluated include (1) general economic and business conditions affecting the Company's lending areas; (2) collateral values; (3) loan volumes and concentrations; (4) seasoning of the loan portfolio; (5) specific industry conditions and (6) recent loss experience in particular segments of the portfolio.

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

There were no changes in estimation methods or assumptions that affected our methodology for assessing the appropriateness of the allowance for loan losses from December 31, 2000 to June 30, 2001. The increased allowance in 2001 was related to the increase in delinquent and other problem loans.

Non-performing loans are loans which are past due 90 days or more, and non-accruing loans. The ratio of the Company's allowance for loan losses to total non-performing loans was 34.4% and 34.7% at June 30, 2001 and December 31, 2000, respectively. Despite an increase in the allowance for loan losses, the ratio decreased due to an increase in non-accrual loans. Management believes that the problems with these borrowers are isolated and not indicative of the loan portfolio in total.

The Bank's internally classified loans, which include non-performing loans, in addition to potential problem loans, increased from $8,277,000 at December 31, 2000 to $11,198,000 at June 30, 2001. The increase of $2,921,000 was attributable to a $1,838,000 increase in potentially problem loans and a $1,271,000 increase in non-accrual loans.

Loans delinquent greater than 90 days decreased from $3,767,000 at December 31, 2000 to $3,579,000 at June 30, 2001, a decrease of $188,000. As of December 31,
2000, there were two borrowers with loans of approximately $3.0 million delinquent greater than 90 days that are not included in the loans delinquent greater than 90 days at June 30, 2001. The first borrower, a residential developer with approximately $1.2 million in loans, was transferred to non-accrual status during the second quarter of 2001. The Company expects that the properties supporting the residential construction loans will be completed and sold in 2001. A specific reserve of $150,000 has been established for these loans. The Company believes that this reserve adequately covers any possible losses relating to these loans. During the first six months of 2001, the Bank refinanced the second borrower, a residential developer with approximately $1.8 million in loans. This refinanced developer has remained current on their loan payments. Since December 31, 2000 a $1.1 million loan secured by lots in a retail development and $1.3 million in loans to a another borrower have become delinquent greater than 90 days. The loan for the retail development is to the same borrowers that are discussed regarding potential problem loans. The collateral for the other new delinquent borrower is residential lots and homes and agricultural land. The Company believes that these loans have adequate collateral and no loss will be incurred. The other loans delinquent greater than 90 days at June 30, 2001 are individual residential loans for which the Company believes there will be no loss.

Non-accruing loans increased from $1,493,000 at December 31, 2000 to $2,764,000 at June 30, 2001, an increase of $1,271,000. The increase pertains to $1.2 million in loans made to a residential contractor. The remaining non-accruing loans pertain to loans made to a residential real estate developer. The developer, PAK Builders, an Illinois general partnership, had $4.2 million in loans with the Bank for the development of 27 residential properties. On August 3, 2000 they filed for bankruptcy protection. A bankruptcy trustee is handling the disposition of PAK Builders' assets. During 2000, the Company charged off $2.8 million of the loans outstanding to PAK Builders. Based on the cash and real estate currently held by the trustee and the Bank's expected portion of these assets, management believes that there will be no additional losses relative to PAK Builders. It is expected that the trustee will complete the distribution of the proceeds to creditors by the third quarter of 2001.

The balance of potential problem loans increased from $3,017,000 at December 31, 2000 to $4,855,000 at June 30, 2001, an increase of $1,838,000. The balance primarily relates to three borrowers. The first is a commercial mortgage for $3.3 million for a retail development. Subsequent to year-end, the borrowers requested and were granted a loan modification of the interest rate and maturity for their loan on a building in this development. The loan was delinquent less than 30 days at December 31, 2000. As of June 2001 this loan is contractually current. The modifications were requested because of the borrowers' difficulties meeting their combined obligations to other lenders. The collateral for the Company's loan for this development is a commercial building and property in a large shopping center. The building that serves as the Bank's collateral is leased and, in addition, the borrowers have personally guaranteed the loan. Management believes there will be no loss related to this loan. The second borrower is an aviation firm with potential problem loans totaling $1.1 million. The collateral for the loans are mortgages on a hanger and office maintenance building. The loans are listed as potential problem loans because the borrower has filed for protection under bankruptcy laws. Based on appraisals of the property, no loss is expected on these loans. The third borrower is an individual with loans totaling $394,000. The loans are contractually delinquent one month. The collateral for the loans is residential properties. Based on the value of the collateral management does not anticipate a loss on these loans.

Land in real estate joint venture decreased from $1,220,000 at December 31, 2000 to $905,000 at June 30, 2001, a decrease of $315,000 or 25.8%. The decrease was due to the sale of lots in the development.

Other assets increased from $5.3 million at December 31, 2000 to $5.5 million at June 30, 2001, an increase of $200,000 or 3.8%.

Deposits increased from $228.9 million at December 31, 2000 to $241.8 million at June 30, 2001, an increase of $12.9 million or 5.6%. The increase was due primarily to an increase in bank internal demand deposits of $6.5 million and a $4.8 million increase in time deposits. In prior periods, the Bank utilized demand deposit accounts at an unaffiliated commercial bank rather than internal demand accounts for certain bank activities.

Borrowings decreased from $68.0 million at December 31, 2000 to $59.8 million at June 30, 2001, a decrease of $8.2 million or 12.1%. Debt repaid during the first six months of 2001 was due to normal maturities and repayments. Proceeds from the increase in deposits were used to reduce borrowings during the first half of 2001.

Other liabilities increased from $3,123,000 at December 31, 2000 to $3,285,000 at June 30, 2001 an increase of $162,000 or 5.2%.

Total stockholders' equity capital increased by $1.3 million or 4.5%, from $29.3 million at December 31, 2000 to $30.6 million at June 30, 2001. The increase resulted from the earnings of the Company of $1,148,000 for the six months ended June 30, 2001, offset by the payment of $172,000 in dividends to shareholders, a $25,000 increase in accumulated other comprehensive income and recognition of earned incentive plan and ESOP shares of $342,000.


COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2001 and JUNE 30, 2000

GENERAL

Net income for the six months ended June 30, 2001 decreased by $1,263,000 from $2,411,000 for the six months ended June 30, 2000 to $1,148,000 for the six months ended June 30, 2001. The decrease was primarily due to a $2.4 million gain on the sale of a branch facility offset by a $378,000 loss on the sale of investment securities in the first six months of 2000.

INTEREST INCOME

Interest on loans increased by $377,000 or 3.3%, from $11,409,000 for the six months ended June 30, 2000 to $11,786,000 for the six months ended June 30, 2001. Interest on loans increased due to an increase in the average balance of loans outstanding of $7.6 million. The effect of this increase on interest on loans was offset by a decrease in the average yield on loans outstanding of 9 basis points and an increase in non-accrual loans.

Interest on investments increased from $684,000 for the six months ended June 30, 2000 to $808,000 for the six months ended June 30, 2001, an increase of $124,000 or 18.1%. The increase was due to a $4.7 million increase in the average balances of interest-bearing demand deposits, FHLB stock and investment securities in 2001 and a 24 basis point increase in the average yield on investments and interest-bearing deposits.

INTEREST EXPENSE

Interest on savings deposits increased by $982,000 or 20.3%, from $4,843,000 for the six months ended June 30, 2000 to $5,825,000 for the six months ended June 30, 2001. The increase was due to a $14.6 million increase in the average balance of deposits and a 55 basis point increase in the average cost of deposits.

The interest on borrowings decreased by $76,000 or 4.1%, from $1,876,000 for the six months ended June 30, 2000 to $1,800,000 for the six months ended June 30, 2001 primarily as a result of a 21 basis point decrease in the average cost of borrowings.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $360,000 for the six months ended June 30, 2001 and $240,000 for the three months ended June 30, 2000. The increase was due to the increase in internally classified loans. The provision for both periods reflects management's analysis of the Company's loan portfolio based on information which is currently available to it at such time. In particular, management considers the level of non-performing loans and potential problem loans. While management believes that the allowance for loan losses is sufficient based on information currently available, no assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for losses which may adversely affect net income.

OTHER INCOME

Total other income decreased by $1,963,000 or 62.0%, from $3,165,000 for the six months ended June 30, 2000 to $1,202,000 for the six months ended June 30, 2001. The amount for the six months ended June 30, 2000 includes a $2,445,000 net gain on the sale of a branch facility. This gain was offset by a $378,000 loss on the sale of securities incurred in a restructuring of the investment portfolio. Net gains on loan sales increased from $106,000 for the six months ended June 30, 2000 to $323,000 for the six months ended June 30, 2001, an increase of $217,000 or 204.7%. The lower interest rate environment in the first six months of 2001 resulted in increased loan originations, sales and gains on sale of loans.
Other operating income decreased from $770,000 for the six months ended June 30, 2000 to $646,000 for the six months ended June 30, 2001, a decrease of $124,000 or 16.1%. The decrease resulted primarily from decreased ATM fees of $14,000, loan fees of $51,000 and lower office rental income of $16,000.

OTHER EXPENSES

Total other expenses decreased by $423,000 or 9.7%, from $4,358,000 for the six months ended June 30, 2000 to $3,935,000 for the six months ended June 30, 2001. Salaries and benefits decreased by $268,000 or 11.0%, from $2,440,000 for the six months ended June 30, 2000 to $2,172,000 for the six months ended June 30, 2001. The decrease was primarily due to lower employee benefit expenses and other staffing changes. Other operating expense decreased from $1,022,000 for the six months ended June 30, 2000 to $848,000 for the three months ended June 30, 2001, a decrease of $174,000 or 17.0%, primarily because of lower legal and professional fees associated with the 2000 Annual Meeting of Shareholders, and operational efficiencies.

INCOME TAX EXPENSE

Total income tax expense was $728,000 for the six months ended June 30, 2001, compared to $1,530,000 for the six months ended June 30, 2000. The decrease is attributable to lower taxable income for the six months ended June 30, 2001. The effective tax rate was 38.8% for the six months ended June 30, 2001 and 2000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2001 and JUNE 30, 2000

GENERAL

Net income for the three months ended June 30, 2001 decreased by $1,320,000 from $1,902,000 for the three months ended June 30, 2000 to $582,000 for the three months ended June 30, 2001. The decrease was due to a $2.4 million gain on the sale of a branch facility in the second quarter of 2000.

INTEREST INCOME

Interest on loans decreased by $123,000 or 2.1%, from $5,875,000 for the three months ended June 30, 2000 to $5,752,000 for the three months ended June 30, 2000. Interest on loans decreased due to an increase in the non-accrual loans and a decrease in the average yield on loans outstanding of 27 basis points.

Interest on investments increased from $332,000 for the three months ended June 30, 2000 to $412,000 for the three months ended June 30, 2001, an increase of $80,000 or 24.1%. The increase was due to a $8.0 million increase in the average balances of interest-bearing demand deposits,

FHLB stock and investment securities in 2001. There was a 27 basis point decrease in the average yield on investments and interest-bearing deposits.

INTEREST EXPENSE

Interest on savings deposits increased by $459,000 or 18.8%, from $2,445,000 for the three months ended June 30, 2000 to $2,904,000 for the three months ended June 30, 2001. The increase was due to a $20.4 million increase in the average balance of deposits and a 36 basis point increase in the average cost of deposits.

The interest on borrowings decreased by $220,000 or 20.5%, from $1,072,000 for the three months ended June 30, 2000 to $852,000 for the three months ended June 30, 2001 as a result of a $8.6 million decrease in average borrowings and a 52 basis point decrease in the average cost of borrowings.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $180,000 for the three months ended June 30, 2001 and $120,000 for the three months ended June 30, 2000. The increase was due to the increase in internally classified loans. The provision for both periods reflects management's analysis of the Company's loan portfolio based on information which is currently available to it at such time. In particular, management considers the level of non-performing loans and potential problem loans. While management believes that the allowance for loan losses is sufficient based on information currently available, no assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for losses which may adversely affect net income.

OTHER INCOME

Total other income decreased by $1,934,000 or 70.4%, from $2,746,000 for the three months ended June 30, 2000 to $812,000 for the three months ended June 30, 2000. The amount for the three months ended June 30, 2000 includes a $2,445,000 net gain on the sale of a branch facility. This gain was offset by a $378,000 loss on the sale of securities incurred in a restructuring of the investment portfolio. Net gains on loan sales increased from $47,000 for the three months ended June 30, 2000 to $218,000 for the three months ended June 30, 2001, an increase of $171,000 or 363.8%. The lower interest rate environment in 2001 resulted in increased loan originations, sales and gains on sale of loans. Other operating income decreased from $410,000 for the three months ended June 30, 2000 to $361,000 for the three months ended June 30, 2001, a decrease of $49,000 or 12.0%. The decrease resulted primarily from decreased loan fees of $38,000 and lower office rental income of $5,000.

OTHER EXPENSES

Total other expenses decreased by $117,000 or 5.3%, from $2,206,000 for the three months ended June 30, 2000 to $2,089,000 for the three months ended June 30, 2001. Salaries and benefits decreased by $169,000 or 14.5%, from $1,167,000 for the three months ended June 30, 2000 to $998,000 for the three months ended June 30, 2001. The decrease was primarily due to the efficiencies achieved from the sale of a branch facility in 2000 and other staffing changes.

INCOME TAX EXPENSE

Total income tax expense was $369,000 for the three months ended June 30, 2001, compared to $1,208,000 for the three months ended June 30, 2000. The increase is attributable to higher taxable income for the three months ended June 30, 2001. The effective tax rate was 38.8% for the three months ended June 30, 2001 and 2000.

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

At June 30, 2001, the Bank exceeded all of its regulatory capital requirements with Tier 1 capital of $29.1 million, or 8.9% of average total assets, which is above the required level of $13.1 million or 4.0%; and risk-based capital of $31.2 million or 13.3% of risk-weighted assets, which is above the required level of $18.8 million or 8.0%.

The Company's most liquid assets are cash and interest-bearing demand accounts. The level of these accounts is dependent on the operating, financing, lending and investing activities during any given period. At June 30, 2001 cash and interest-bearing deposits totaled $17.1 million.

The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances, loan sales, brokered deposits and Fed funds.
At June 30, 2001, the Bank had outstanding advances with the FHLB of $55.6 million. The FHLB maintains two limitations on borrowing availability based on
(1) FHLB stock ownership and (2) total assets. The Bank currently meets the stock limitation; however, this limit may be raised by the purchase of additional FHLB stock. Based on the total assets limitations, the Bank may increase its borrowings with the FHLB by approximately $60.5 million. The ability to borrow this amount would require meeting regulatory mandated loan and collateral limits. Depending upon market conditions and the pricing of deposit products and FHLB borrowings, the Bank may utilize FHLB advances to fund loan originations.

At June 30, 2001 the Bank had commitments to originate loans and unused lines of credit totaling $18.5 million. Certificate accounts which are scheduled to mature in one year or less from June 30, 2001 totaled $133.4 million. The Bank anticipates that it will have sufficient funds to meet its current commitments and maturing deposits.


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

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and requires separate recognition of intangible assets that meet certain criteria. This statement applies to all business combinations after June 30, 2001. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. SFAS No. 142 is effective for fiscal periods beginning after December 15, 2001. The adoption of these statements will have no impact on the Company's financial condition or results of operation.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sources of market risk include interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. The Company is only subject to interest rate risk. The Company purchased no financial instruments for trading purposes during the three and six months ended June 30, 2001 and 2000.

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

     Item 2. Changes in Securities and Use of Proceeds
             Not applicable.

     Item 3. Defaults Upon Senior Securities
             Not applicable.

     Item 4. Submission of Matters to a Vote of Security Holders
             a. The Company's Annual Meeting of Shareholders was held on April 23, 2001.
             b.  See Item 4-c below.
             c. At such meeting the shareholders approved the following matters:

                    1.  The election of the following individuals as Directors:

                               Votes For  Votes Withheld   Term
                               ---------  --------------  -------

     Dr. Lowell M. Thompson    1,269,494       57,205     3 years
     Ronald C. Wells           1,270,519       56,180     3 years

     Additionally, the following individuals are the other Directors whose term of office as a Director continued after the meeting:

     L. Carl Borngasser
     Harold L. Hoeferle
     C. William Landefeld
     Arthur W. Mier

                    2. The ratification of Olive LLP as independent auditor of the Company for the fiscal year ending December 31, 2001, as reflected by 1,294,137 votes for, 28,462 votes against and 4,100 abstentions.

     Item 5. Other Information
             Not applicable.

     Item 6. Exhibits and Reports on Form 8-K
             a.  Exhibits
                    11.0 Statement re: Computation of Per Share Earnings (filed herewith)

             b.  Reports on Form 8-K
                    Citizens First Financial Corp. filed the following Form 8-K
                    during the quarter ended June 30, 2001:            None

                                 Exhibit Index
                                 -------------

11.0 Statement re:  Computation of Per Share Earnings        20

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Citizens First Financial Corp.



Date:   August 14, 2001                     /s/ C. William Landefeld
        ---------------                     ------------------------------
                                                C. William Landefeld
                                                President


Date:   August 14, 2001                     /s/ Dallas G. Smiley
        ---------------                     ------------------------------
                                                Dallas G. Smiley
                                                Chief Financial Officer