Form 10-Q
period 2001-09-30
CITIZENS FIRST FINANCIAL CORP
filed 2001-11-14
CIK 1006265

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10 - Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001   Commission File No.: 0-27740
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


The Registrant had 1,536,179 shares of Common Stock outstanding as of October 31, 2001.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                              PAGE
         Item 1.  Financial Statements
                  Condensed Consolidated Balance Sheet as of
                  September 30, 2001 and December 31, 2000                                       1

                  Condensed Consolidated Income Statement for the Nine
                  Months Ended September 30, 2001 and 2000                                       2

                  Condensed Consolidated Income Statement for the Three
                  Months Ended September 30, 2001 and 2000                                       3

                  Condensed Consolidated Statement of Comprehensive Income (Loss)
                  for the Nine and Three Months Ended September 30, 2001
                  and 2000                                                                       4

                  Condensed Consolidated Statement of Cash Flows for the Nine
                  Months Ended September 30, 2001 and 2000                                       5

                  Notes to Condensed Consolidated Financial Statements                           7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operation                                             8

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk                     16

PART II - OTHER INFORMATION

         Item 1.  Legal Proceedings                                                              17
         Item 2.  Changes in Securities and Use of Proceeds                                      17
         Item 3.  Defaults Upon Senior Securities                                                17
         Item 4.  Submission of Matters to a Vote of Security Holders                            17
         Item 5.  Other Information                                                              17
         Item 6.  Exhibits and Reports on Form 8-K                                               17
         Signatures                                                                              18

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

PART I. -- FINANCIAL INFORMATION

                  Citizens First Financial Corp. and Subsidiary
                      Condensed Consolidated Balance Sheet
                 As of September 30, 2001 and December 31, 2000
                                 (in thousands)

                                                                         September 30,  December 31,
                                                                              2001           2000
                                                                              ----           ----
ASSETS                                                                    (Unaudited)
  Cash and due from banks                                                 $  6,908        $  5,779
  Interest-bearing demand deposits                                           9,720           5,236
                                                                          --------        --------
       Cash and cash equivalents                                            16,628          11,015
  Investment securities - available for sale                                14,313          15,054
  Mortgage loans held for sale                                                 351           1,494
  Loans                                                                    287,908         285,315
       Allowance for loan losses                                            (2,196)         (1,826)
                                                                           -------         -------
          Net loans                                                        285,712         283,489
  Land in real estate joint venture                                          1,073           1,220
  Premises and equipment                                                     7,662           8,124
  Federal Home Loan Bank of Chicago stock                                    4,393           4,166
  Other assets                                                               5,526           5,328
                                                                          --------        --------
               Total assets                                               $335,658        $329,890
                                                                          ========        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
 Liabilities
  Deposits                                                                $236,781        $228,886
  Borrowings                                                                64,729          67,984
  Other liabilities                                                          2,696           3,123
                                                                          --------        --------
               Total liabilities                                           304,206         299,993
                                                                          --------        --------
Minority interest in real estate joint venture                                 542             591

Commitments and Contingent Liabilities
Stockholders' Equity
  Preferred stock, $.01 par value
       Authorized and unissued - 1,000,000 shares                               --              --
  Common stock, $.01 par value; 8,000,000 shares
       Authorized; 2,817,500 shares issued and
             Outstanding                                                        28              28
  Paid-in-capital                                                           27,632          27,559
  Retained earnings                                                         23,971          22,634
  Accumulated other comprehensive income (loss)                                 69             (29)
  Less:
       Treasury shares, 1,269,321 and 1,249,220, respectively              (20,317)        (19,970)
       Unearned incentive plan shares, 5,391 and 19,916                        (70)           (272)
       Unearned employee stock ownership plan
               shares, 40,250 and 64,400 shares                              (403)           (644)
                                                                          --------        --------
               Total stockholders' equity                                   30,910          29,306
                                                                          --------        --------
               Total liabilities and stockholders' equity                 $335,658        $329,890
                                                                          ========        ========

 See notes to condensed consolidated financial statements

                  Citizens First Financial Corp. and Subsidiary
                     Condensed Consolidated Income Statement

                                                                            For the nine        For the nine
                                                                            months ended       months ended
                                                                         September 30, 2001   September 30, 2000
                                                                         ------------------   ------------------
                                                                              (Unaudited and in thousands
                                                                                     except share data)
Interest income:
   Interest on loans                                                      $   17,473            $   17,408
   Interest on investments                                                     1,215                 1,062
                                                                          ----------            ----------
        Total interest income                                                 18,688                18,470
Interest expense:
   Interest on deposits                                                        8,645                 7,485
   Interest on borrowings                                                      2,677                 2,971
                                                                          ----------            ----------
        Total interest expense                                               11,322                 10,456
                                                                             -------                ------
          Net interest income                                                  7,366                 8,014
   Provision for loan losses                                                     540                 2,360
                                                                          ----------            ----------
          Net interest income after provision for
                 loan losses                                                   6,826                 5,654
   Other income:
   Service charges on deposit accounts                                           666                   659
   Net gain on sale of branch facility                                             0                 2,445
   Net realized losses on sale of available for sale securities                    0                 (378)
   Net gains on loan sales                                                       563                   160
   Gain on sale of land in joint venture                                         341                   222
   Other operating income                                                        288                   438
                                                                          ----------            ----------
        Total other income                                                     1,858                 3,546
Other expense:
   Salaries and employee benefits                                              3,316                 3,609
   Net occupancy and equipment expenses                                          989                   908
   Deposit insurance expense                                                      59                    34
   Data processing expense                                                       198                   224
   Other operating expense                                                     1,333                 1,463
   Minority interest in net income of real estate joint venture                  167                   111
                                                                          ----------            ----------
         Total other expense                                                   6,062                 6,349
                                                                          ----------            ----------
Income before income tax                                                       2,622                 2,851
   Income tax expense                                                          1,018                 1,107
                                                                          ----------                 -----
Net income                                                                $    1,604            $    1,744
                                                                          ==========            ==========

Basic earnings per share                                                  $     1.07            $     0.94
   Weighted average shares outstanding                                     1,503,533             1,853,991

Diluted earnings per share                                                $     1.02            $     0.91
   Weighted average shares outstanding                                     1,573,223             1,918,184

See notes to condensed consolidated financial statements


                  Citizens First Financial Corp. and Subsidiary
                     Condensed Consolidated Income Statement

                                                                               For the three     For the three
                                                                                months ended     months ended
                                                                          September 30, 2001     September 30, 2000
                                                                          ------------------     ------------------
                                                                                (Unaudited and in thousands
                                                                                     except share data)
Interest income:
   Interest on loans                                                                 $5,687            $5,999
   Interest on investments                                                              407               378
                                                                                  ---------         ---------
        Total interest income                                                         6,094             6,377
Interest expense:
   Interest on deposits                                                               2,820             2,642
   Interest on borrowings                                                               877             1,095
                                                                                  ---------         ---------
        Total interest expense                                                       3,697              3,737
                                                                                  ---------         ---------
          Net interest income                                                         2,397             2,640
   Provision for loan losses                                                            180             2,120
                                                                                  ---------         ---------
          Net interest income after provision for
                 loan losses                                                          2,217               520
   Other income:
    Service charges on deposit accounts                                                 207               213
    Net gains on loan sales                                                             240                54
    Gain on sale of land in joint venture                                               108                 0
    Other operating income                                                              101               114
                                                                                  ---------         ---------
        Total other income                                                              656               381

Other expense:
   Salaries and employee benefits                                                     1,144             1,169
   Net occupancy and equipment expenses                                                 368               303
   Deposit insurance expense                                                             20                 9
   Data processing expense                                                               58                69
   Other operating expense                                                              486               441
    Minority interest in net income of real estate joint venture                         51                 0
                                                                                  ---------         ---------
         Total other expense                                                          2,127             1,991
                                                                                  ---------         ---------
Income (loss) before income tax                                                         746           (1,090)
   Income tax expense (benefit)                                                         290             (423)
                                                                                  ---------         ---------
Net income (loss)                                                                      $456            ($667)
                                                                                  =========         =========
Basic earnings (loss) per share                                                       $0.30           ($0.36)
   Weighted average shares outstanding                                            1,512,128         1,854,254
Diluted earnings (loss) per share                                                     $0.28           ($0.36)
   Weighted average shares outstanding                                            1,612,541         1,854,254

See notes to condensed consolidated financial statements


                  Citizens First Financial Corp. and Subsidiary
         Condensed Consolidated Statement of Comprehensive Income (Loss)

                                                                     For the nine               For the nine
                                                                     months ended               months ended
                                                                   September 30, 2001        September 30, 2000
                                                                   ------------------        ------------------
                                                                         (Unaudited and in thousands)
Net income                                                                  $1,604                 $1,744

Other comprehensive income (losses), net of tax:
   Unrealized gains (losses) on securities:
       Unrealized holding gains during the period                               98                    (38)
       Less: Reclassification adjustment for losses included
            in net income                                                        0                   (231)
                                                                            ------                 ------
Comprehensive income                                                        $1,702                 $1,937
                                                                            ======                 ======


                                                                    For the three            For the three
                                                                    months ended              months ended
                                                                September 30, 2001        September 30, 2000
                                                                ------------------        ------------------
                                                                        (Unaudited and in thousands)
Net income (loss)                                                      $ 456                     ($667)

Other comprehensive income (loss), net of tax:
   Unrealized gains (losses) on securities:
       Unrealized holding gains (losses) during the period                73                      (186)
       Less: Reclassification adjustment for losses included
            in net income                                                  0                         0
                                                                       -----                    ------
Comprehensive income (loss)                                            $ 529                     ($853)
                                                                       =====                    ======

See notes to condensed consolidated financial statements

                  CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY
                 Condensed Consolidated Statement of Cash Flows

                                                                                 For the nine           For the nine
                                                                                 months ended           months ended
                                                                              September 30, 2001    September 30, 2000
                                                                              ------------------    ------------------
                                                                               (Unaudited and in thousands)
Operating activities

Net income                                                                             $1,604              $1,744
  Adjustments to reconcile net income to net cash
    Cash provided by operating activities:
    Provision for loan losses                                                             540               2,360
    ESOP compensation expense                                                             338                 322
    Incentive plan compensation expense                                                   179                 200
    Losses on sale of available for sale securities                                         0                 378
    Investment securities amortization, net                                                78                  22
    Minority interest in net income of real estate joint venture                          167                 111
    Gain on sale of land in real estate joint venture                                   (341)                (222)
    Net loss on sale of foreclosed property                                                 9                   0
    Net gains on sale of mortgage loans                                                 (563)                (160)
    Net gains from sale of premises and equipment                                           0                 (32)
    Net gain on sale of branch facility                                                     0              (2,445)
    Depreciation                                                                          608                 565
    Mortgage loans originated for sale                                               (25,957)              (6,176)
    Proceeds from sale of mortgage loans                                               27,663               7,969
    Federal Home Loan Bank dividends                                                    (227)                 (50)
   Change in:
       Other liabilities                                                                 (73)               3,666
       Prepaid expenses and other assets                                                 (22)                 103
    Net cash provided by operating activities                                           4,003               8,355
                                                                                    ---------            --------
Investing Activities
    Purchase of securities available for sale                                         (7,475)              (8,340)
    Proceeds from maturities and principal paydowns
       on securities available for sale                                                 8,301               1,043
    Proceeds from sales of securities available for sale                                    0               7,870
    Purchase of Federal Home Loan Bank stock                                                0              (1,184)
    Other net changes in loans                                                        (3,191)             (20,702)
    Proceeds from sale of foreclosed property                                             243                  36
    Purchases of premises and equipment                                                 (146)                (338)
    Net cash paid from sale of branch facility                                              0             (23,535)
    Investment in land in real estate joint venture                                     (296)                 (44)
    Proceeds from sale of land real estate joint venture                                  784                 694
    Net distribution to minority interest portion of real estate joint                   (216)                (347)
       venture
    Proceeds from sale of premises and equipment                                            0                 199
                                                                                    ---------            --------
    Net cash used by investing activities                                             (1,996)             (44,648)
                                                                                    ---------            --------

Financing Activities
    Net change in deposits                                                                $7,895     $21,913
    Proceeds from borrowings                                                              31,000      41,925
    Repayment of borrowings                                                             (34,255)    (29,678)
    Purchase of treasury stock shares                                                      (364)     (1,097)
    Cash dividend paid on common stock                                                     (267)       (296)
    Exercise of stock options                                                                 16           0
    Net changes in advances by borrowers for taxes and insurance                            (419)       (429)
                                                                                           -----------------
  Net cash provided by financing activities                                                3,606      32,338
                                                                                           -----------------
Net change in cash and cash equivalents                                                    5,613     (3,955)
Cash and cash equivalents, beginning of period                                            11,015      13,176
                                                                                          ------------------
Cash and cash equivalents, end of period                                                 $16,628      $9,221
                                                                                         ===================

Additional cash flows information:
  Interest paid                                                                          $11,232     $10,039
  Income tax paid                                                                           $682        $893
  Loans transferred to foreclosed property                                                  $428        $285

See notes to condensed consolidated financial statements

                         Citizens First Financial Corp.

Notes to Condensed Consolidated Financial Statements

1.   Background Information
     ----------------------

Citizens First Financial Corp. (the "Company") was incorporated in January 1996 and on May 1, 1996 acquired all of the outstanding shares of common stock of Citizens Savings Bank (the "Bank") upon the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Company purchased 100% of the outstanding capital stock of the Bank using 50% of the net proceeds from the Company's initial stock offering which was completed on May 1, 1996. In April 1999, the Bank was converted from a federally chartered savings bank to an Illinois state savings bank.

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

2.   Statement of Information Furnished
     ----------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Rule 10-01 of Regulation S-X, and in the opinion of management reflect all adjustments necessary to present a fair statement of the financial position as of September 30, 2001 and December 31, 2000, the results of operations and comprehensive income for the nine and three months ended September 30, 2001 and 2000 and the cash flows for the nine months ended September 30, 2001 and 2000. All adjustments to the financial statements were of a normal recurring nature. These results have been determined on the basis of generally accepted accounting principles. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.

The condensed consolidated financial statements are those of the Company and the Bank. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, dated January 19, 2001, included in the Company's 2000 Annual Report to Shareholders.

3.   Earnings Per Share
     ------------------

Basic earnings per share have been computed based upon the weighted average common shares outstanding for the nine and three months ended September 30, 2001 and 2000. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Citizens First Financial Corp. (the "Company") is the holding company for Citizens Savings Bank (the "Bank"). The Bank was originally chartered in 1888 by the State of Illinois and in 1989 became a federally chartered savings bank. In April 1999, the Bank was converted from a federally chartered savings bank to an Illinois state savings bank. The Bank's principal business consists of the acceptance of retail deposits from the general public in the area surrounding its main and branch offices and the investment of these deposits, together with funds generated from operations and borrowings. The Bank originates one-to-four family residential mortgages, commercial, multi-family, construction and land, commercial real estate, agricultural, consumer and other loans.


COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2001 and DECEMBER 31, 2000

Total assets increased from $329.9 million at December 31, 2000 to $335.7 million at September 30, 2001. The $5.8 million or 1.8% increase was primarily due to the increase in interest-bearing demand deposits, which is included in cash and cash equivalents.

Cash and cash equivalents increased from $11.0 million at December 31, 2000 to $16.6 million at September 30, 2001 an increase of $5.6 million or 50.9%. This increase resulted from increased deposits.

Investment securities decreased from $15.1 million at December 31, 2000 to $14.3 million at September 30, 2001, a decrease of $800,000 or 5.3%. The decrease was primarily due to the principal reduction of investment securities during the first nine months of 2001.

Loans, net of allowance for loan losses and including loans held for sale, increased from $285.0 million at December 31, 2000 to $286.1 million at September 30, 2001, an increase of $1.1 million or 0.4%.

The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for losses increased from $1,826,000 at December 31, 2000 to $2,196,000 at September 30, 2001, an increase of $370,000 or 20.3%. An allowance for possible loan losses is established based on management's best judgment, which involves a continuing review of prevailing national and local economic conditions, changes in the size and composition of the portfolio and review of individual problem credits. Growth of the loan portfolio, loss experience, economic conditions, delinquency levels, credit mix, and selected credits are factors that affect judgments concerning the adequacy of the allowance. Actual losses on loans are charged against the allowance.

Non-performing loans are loans which are past due 90 days or more, and non-accruing loans. The ratio of the Company's allowance for loan losses to total non-performing loans was 29.0% and 34.7% at September 30, 2001 and December 31, 2000, respectively. Despite an increase in the allowance for loan losses, the ratio decreased due to an increase in non-accrual loans. Management believes that the problems with these borrowers are isolated and not indicative of the loan portfolio in total.

The Bank's internally classified loans, which include non-performing loans, in addition to potential problem loans, increased from $8,277,000 at December 31, 2000 to $10,931,000 at September 30, 2001. The increase of $2,654,000 was attributable to increases of $1,027,000 in loans delinquent greater than 90 days, $1,296,000 in non-accruing loans and $331,000 in potential problem loans.

Loans delinquent greater than 90 days increased from $3,767,000 at December 31, 2000 to $4,794,000 at September 30, 2001, an increase of $1,027,000. As of
September 30, 2001, $2,669,000 of this balance was for loans to three borrowers. The first borrower has a $1,115,000 loan secured by lots in a retail development. Subsequent to September 30, 2001, the lots were sold to a real estate developer and the loans were repaid. The Bank incurred a loss of approximately $4,000 on this transaction relating to unpaid real estate taxes. A second borrower had approximately $1,214,000 in loans that were delinquent greater than 90 days at September 30, 2001. Subsequent to September 30, 2001, this borrower repaid $830,000 of these loans with no loss to the Bank. The same borrower has loans for $533,000 classified as potential problem loans at September 30, 2001. The collateral for the remaining loans to this borrower are single-family homes and residential lots. The Company believes that the remaining loans have adequate collateral and no material loss is expected to be incurred. The third borrower is an aviation firm that has declared bankruptcy and has loans for $340,000 that were delinquent greater than 90 days at September 30, 2001. In addition to these delinquent loans, this firm has loans for $717,000 classified as potential problem loans at September 30, 2001. The borrower is attempting to sell the business. Based on the value of the collateral for the loans, the Company does not believe that a loss will be incurred relating to these loans. The other $2,125,000 of loans delinquent greater than 90 days at September 30, 2001 are individual residential and consumer loans for which the Company believes that it has adequately reserved for any potential loss.

Non-accruing loans increased from $1,493,000 at December 31, 2000 to $2,789,000 at September 30, 2001, an increase of $1,296,000. The increase pertains to $1.2 million in loans made to a residential contractor for which a specific reserve of $150,000 has been established. The remaining non-accruing loans pertain to loans made to a residential real estate developer. The developer, PAK Builders, an Illinois general partnership, had $4.2 million in loans with the Bank for the development of 27 residential properties. On August 3, 2000 they filed for bankruptcy protection. A bankruptcy trustee is handling the disposition of PAK Builders' assets. During 2000, the Company charged off $2.8 million of the loans outstanding to PAK Builders. Based on the cash and real estate currently held by the trustee and the Bank's expected portion of these assets, management believes that there will be no additional losses relative to PAK Builders. The Company is waiting for the bankruptcy trustee to complete the distribution of the proceeds to creditors.

Potential problem loans increased from $3,017,000 at December 31, 2000 to $3,348,000 at September 30, 2001, an increase of $331,000. As of September 30, 2001, $2,600,000 of the total relates to three borrowers. An aviation firm and an individual borrower with potential problem loans of $717,000 and $533,00 respectively, were discussed in the section pertaining to loans delinquent greater than 90 days. The third borrower is a residential contractor with $1,350,000 in loans. The loans to this borrower are current but because of previous payment problems with this borrower these loans have been classified as potential problem loans. Based on the value of the collateral and the borrower's income, management does not anticipate a loss on these loans. The remaining potential problem loans are four loans for single-family residences. Based on the value of the collateral, management does not anticipate a loss on these loans.

Land in real estate joint venture decreased from $1,220,000 at December 31, 2000 to $1,073,000 at September 30, 2001, a decrease of $147,000 or 12.0%. The decrease was due to the sale of lots in the real estate development.

Other assets increased from $5.3 million at December 31, 2000 to $5.5 million at September 30, 2001, an increase of $200,000 or 3.8%.

Deposits increased from $228.9 million at December 31, 2000 to $236.8 million at September 30, 2001, an increase of $7.9 million or 3.4%. The increase was due primarily to a $6.8 million increase in time deposits.

Borrowings decreased from $68.0 million at December 31, 2000 to $64.7 million at September 30, 2001, a decrease of $3.3 million or 4.9%. Debt repaid during the first nine months of 2001 was due to normal maturities and repayments. Proceeds from the increase in deposits were used to reduce borrowings during the first nine months of 2001.

Other liabilities decreased from $3,123,000 at December 31, 2000 to $2,696,000 at September 30, 2001 a decrease of $427,000 or 13.7%, due primarily to a $425,000 decrease in borrower escrow funds for taxes and insurance.

Total stockholders' equity capital increased by $1.6 million or 5.4%, from $29.3 million at December 31, 2000 to $30.9 million at September 30, 2001. The increase resulted from the earnings of the Company of $1,604,000 for the nine months ended September 30, 2001, the recognition of earned incentive plan and ESOP shares of $517,000 and a $98,000 increase in accumulated other comprehensive income offset by the purchase of treasury shares of $364,000 and the payment of $267,000 in dividends to shareholders.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 and SEPTEMBER 30, 2000

GENERAL
Net income for the nine months ended September 30, 2001 decreased by $140,000 from $1,744,000 for the nine months ended September 30, 2000 to $1,604,000 for the nine months ended September 30, 2001. The decrease was primarily due to lower net interest income for the first nine months of 2001 offset by gains on loan sales. The 2000 results contain a $2.4 million gain on the sale of a branch facility, offset by a $2.0 million loan loss provision for loans to a real estate developer and a $378,000 loss on the sale of investment securities.

INTEREST INCOME
Interest on loans increased by $65,000 or 0.4%, from $17,408,000 for the nine months ended September 30, 2000 to $17,473,000 for the nine months ended September 30, 2001. Interest on loans increased due to an increase in the average balance of loans outstanding of $4.4 million. The effect of this increase on interest on loans was offset by a decrease in the average yield on loans outstanding of 25 basis points and an increase in non-accrual loans.

Interest on investments increased from $1,062,000 for the nine months ended September 30, 2000 to $1,215,000 for the nine months ended September 30, 2001, an increase of $153,000 or 14.4%. The increase was due to a $6.8 million increase in the average balances of interest-bearing demand deposits, FHLB stock and investment securities in 2001 offset by a 40 basis point decrease in the average yield on investments and interest-bearing deposits.

INTEREST EXPENSE
Interest on savings deposits increased by $1,160,000 or 15.5%, from $7,485,000 for the nine months ended September 30, 2000 to $8,645,000 for the nine months ended September 30, 2001. The increase was due to a $17.0 million increase in the average balance of deposits and a 33 basis point increase in the average cost of deposits.

The interest on borrowings decreased by $294,000 or 9.9%, from $2,971,000 for the nine months ended September 30, 2000 to $2,677,000 for the nine months ended September 30, 2001 primarily as a result of a 41 basis point decrease in the average cost of borrowings.

PROVISION FOR LOAN LOSSES
The provision for loan losses was $540,000 for the nine months ended September 30, 2001 and $2,360,000 for the nine months ended September 30, 2000. The decrease was due to the $2.0 million additional provision for potential losses for loans of $4.1 million to a real estate developer. The provision for both periods reflects management's analysis of the Company's loan portfolio based on information which is currently available to it at such time. In particular, management considers the level of non-performing loans and potential problem loans. While management believes that the allowance for loan losses is sufficient based on information currently available, no assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for losses which may adversely affect net income.

OTHER INCOME
Total other income decreased by $1,688,000 or 47.6%, from $3,546,000 for the nine months ended September 30, 2000 to $1,858,000 for the nine months ended September 30, 2001. The amount for the nine months ended September 30, 2000 includes a $2,445,000 net gain on the sale of a branch facility. This gain was offset by a $378,000 loss on the sale of securities incurred in a restructuring of the investment portfolio. Net gains on loan sales increased from $160,000 for the nine months ended September 30, 2000 to $563,000 for the nine months ended September 30, 2001, an increase of $403,000 or 251.9%. The lower interest rate environment in the first nine months of 2001 resulted in increased loan originations, sales and gains on sale of loans. Other operating income decreased from $438,000 for the nine months ended September 30, 2000 to $288,000 for the nine months ended September 30, 2001, a decrease of $150,000 or 34.2%. The decrease resulted primarily from reduced sold loan servicing fees.

OTHER EXPENSES
Total other expenses decreased by $287,000 or 4.5%, from $6,349,000 for the nine months ended September 30, 2000 to $6,062,000 for the nine months ended September 30, 2001. Salaries and benefits decreased by $293,000 or 8.1%, from $3,609,000 for the nine months ended September 30, 2000 to $3,316,000 for the nine months ended September 30, 2001. The decrease was primarily due to an increased standard cost allocation as a result of increased loan originations. Other operating expense decreased from $1,463,000 for the nine months ended September 30, 2000 to $1,333,000 for the nine months ended September 30, 2001, a decrease of $130,000 or 8.9%, primarily because of lower legal and professional fees associated with the 2000 Annual Meeting of Shareholders, and operational efficiencies.

INCOME TAX EXPENSE
Total income tax expense was $1,018,000 for the nine months ended September 30, 2001, compared to $1,107,000 for the nine months ended September 30, 2000. The decrease is attributable to lower taxable income for the nine months ended September 30, 2001. The effective tax rate was 38.8% for the nine months ended September 30, 2001 and 2000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 and SEPTEMBER 30, 2000

GENERAL
Net results for the three months ended September 30, 2001 increased by $1,123,000 from a net loss of $667,000 for the three months ended September 30, 2000 to net income of $456,000 for the three months ended September 30, 2001. The increase was due primarily to the additional $2.0 million ($1.2 million after-tax) loan loss provision recorded in the third quarter of 2000.

INTEREST INCOME
Interest on loans decreased by $312,000 or 5.2%, from $5,999,000 for the three months ended September 30, 2000 to $5,687,000 for the three months ended September 30, 2000. Interest on loans decreased due to a $2.2 million decrease in the average balance of loans outstanding, an increase in the non-accrual loans and a decrease in the average yield on loans outstanding of 61 basis points.

Interest on investments increased from $378,000 for the three months ended September 30, 2000 to $407,000 for the three months ended September 30, 2001, an increase of $29,000 or 7.7%. The increase was due to an $11.1 million increase in the average balances of interest-bearing demand deposits, FHLB stock and investment securities in 2001. There was a 165 basis point decrease in the average yield on investments and interest-bearing deposits.

INTEREST EXPENSE
Interest on deposits increased by $178,000 or 6.7%, from $2,642,000 for the three months ended September 30, 2000 to $2,820,000 for the three months ended September 30, 2001. The increase was primarily due to a $20.8 million increase in the average balance of deposits.

The interest on borrowings decreased by $218,000 or 19.9%, from $1,095,000 for the three months ended September 30, 2000 to $877,000 for the three months ended September 30, 2001 as a result of a $642,000 decrease in average borrowings and a 84 basis point decrease in the average cost of borrowings.

PROVISION FOR LOAN LOSSES
The provision for loan losses was $180,000 for the three months ended September 30, 2001 and $2,120,000 for the three months ended September 30, 2000. The decrease was due to the $2.0 million provision for loan losses for potential losses related to $4.1 million in loans outstanding to a real estate developer. The provision for both periods reflects management's analysis of the Company's loan portfolio based on information, which is currently available to it at such time. In particular, management considers the level of non-performing loans and potential problem loans. While management believes that the allowance for loan losses is sufficient based on information currently available, no assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank's allowance for losses which may adversely affect net income.

OTHER INCOME
Total other income increased by $275,000 or 72.2%, from $381,000 for the three months ended September 30, 2000 to $656,000 for the three months ended September 30, 2001. The increase was due to increased net gains on loan sales and gain on sale of land in real estate joint venture. Net gains on loan sales increased from $54,000 for the three months ended September 30, 2000 to $240,000 for the three months ended September 30, 2001, an increase of $186,000 or 344.4%. The lower interest rate environment in 2001 resulted in increased loan originations, sales and gains on sale of loans. Other operating income decreased from $114,000 for the three months ended September 30, 2000 to $101,000 for the three months ended September 30, 2001, a decrease of $13,000 or 11.4% due to a decrease in sold loan servicing fees.

OTHER EXPENSES
Total other expenses increased by $136,000 or 6.8%, from $1,991,000 for the three months ended September 30, 2000 to $2,127,000 for the three months ended September 30, 2001. The increase was primarily due to a $65,000 increase in net occupancy and equipment expenses resulting primarily from a $43,000 increase in depreciation expense and a $51,000 increase in minority interest in net income of real estate joint venture.

INCOME TAX EXPENSE
Total income tax expense was $290,000 for the three months ended September 30, 2001, compared to a tax benefit of $423,000 for the three months ended September 30, 2000. The change is attributable to the taxable income for the three months ended September 30, 2001 compared to the tax loss for the three months ended September 30, 2000. The effective tax rate was 38.9% for the three months ended September 30, 2001 and 38.8% for the tax benefit for the three months ended September 30, 2000.

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

At September 30, 2001, the Bank exceeded all of its regulatory capital requirements with Tier 1 capital of $29.2 million, or 8.8% of average total assets, which is above the required level of $13.2 million or 4.0%; and risk-based capital of $31.3 million or 13.3% of risk-weighted assets, which is above the required level of $18.9 million or 8.0%.

The Company's most liquid assets are cash and interest-bearing demand accounts. The level of these accounts is dependent on the operating, financing, lending and investing activities during any given period. At September 30, 2001 cash and interest-bearing deposits totaled $16.6 million.

The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances, loan sales, brokered deposits and Fed funds. At September 30, 2001, the Bank had outstanding advances with the FHLB of $60.5 million. The FHLB maintains two limitations on borrowing availability based on
(1) FHLB stock ownership and (2) total assets. The Bank currently meets the stock limitation; however, this limit may be raised by the purchase of additional FHLB stock. Based on the total assets limitations, the Bank may increase its borrowings with the FHLB by approximately $55.2 million. The ability to borrow this amount would require meeting regulatory mandated loan and collateral limits. Depending upon market conditions and the pricing of deposit products and FHLB borrowings, the Bank may utilize FHLB advances to fund loan originations.

At September 30, 2001 the Bank had commitments to originate loans and unused lines of credit totaling $20.9 million. Certificate accounts which are scheduled to mature in one year or less from September 30, 2001 totaled $130.5 million. The Bank anticipates that it will have sufficient funds to meet its current commitments and maturing deposits.

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

In July, 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS No. 143 establishes standards for accounting and reporting of obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. SFAS No. 143 is effective June 15, 2002. The adoption of this standard is not expected to have an impact on the Company.

In October, 2001, SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets" was issued. Under SFAS No. 144, long-lived assets to be sold within one year must be separately identified and carried at the lower of carrying value or fair value less costs to sell.

Long-lived assets expected to be held longer than one year are subject to depreciation and must be written down to fair value upon impairment. Long-lived assets no longer expected to be sold within one year, such as foreclosed real estate, must be written down to the lower of of current fair value or fair value at the date of foreclosure adjusted to reflect depreciation since acquisition. SFAS No. 144 must be implemented by January 1, 2002. The adoption of this statement is not expected to have an impact on the Company.

Item 3:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sources of market risk include interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. The Company is only subject to interest rate risk. The Company purchased no financial instruments for trading purposes during the three and nine months ended September 30, 2001 and 2000.

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

         Item 3. Defaults Upon Senior Securities
                 Not applicable.

         Item 4. Submission of Matters to a Vote of Security Holders Not applicable.

         Item 5. Other Information
                 Not applicable.

         Item 6. Exhibits and Reports on Form 8-K
                 a. Exhibits
                         11.0 Statement re: Computation of Per Share Earnings
                              (filed herewith)

                 b. Reports on Form 8-K
                         Citizens First Financial Corp. filed a Form 8-K on August 24, 2001 related to the implementation of a Stock Repurchase Program.


                                  Exhibit Index
                                  -------------

11.0     Statement re:  Computation of Per Share Earnings                     19

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Citizens First Financial Corp.



Date:   November 14, 2001                 /s/ C. William Landefeld
      -----------------------------      --------------------------------------
                                                 C. William Landefeld
                                                 President

Date:   November 14, 2001                 /s/ Dallas G. Smiley
      -----------------------------      --------------------------------------
                                               Dallas G. Smiley
                                               Chief Financial Officer