Form 10-K
period 2001-12-31
CITIZENS FIRST FINANCIAL CORP
filed 2002-03-29
CIK 1006265

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                     For the fiscal year ended December 31, 2001
                          Commission File No.: 0-27740

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

      Yes [X] No [_]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

      The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $22,416,921 and is based upon the last sales price of $18.01 as quoted on The Nasdaq National Market for March 18, 2002.

      The Registrant had 1,486,638 shares of Common Stock outstanding as of March 18, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Annual Report to Stockholders for the year ended December 31, 2001, are incorporated by reference into Part II of this Form 10-K.

      Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                                      INDEX

                                                                            PAGE

PART I
         Item 1   Business.....................................................1
         Item 2   Properties..................................................21
         Item 3   Legal Proceedings...........................................22
         Item 4   Submission of Matters to a Vote of Security Holders.........22
         Supplemental Information - Executive Officers of the Registrant

PART II

         Item 5   Market for Registrant's Common Equity and Related
                      Stockholder Matters.....................................23
         Item 6   Selected Financial Data.....................................23
         Item 7   Management's Discussion and Analysis of Financial
                      Condition and Results of Operations.....................23
         Item 7A  Quantitative and Qualitative Disclosures about
                      Market Risk.............................................23
         Item 8   Financial Statements and Supplementary Data.................23
         Item 9   Changes in and Disagreements With Accountants
                      on Accounting and Financial Disclosure..................23

PART III

         Item 10  Directors and Executive Officers of the Registrant..........23
         Item 11  Executive Compensation......................................24
         Item 12  Security Ownership of Certain Beneficial Owners
                      and Management..........................................24
         Item 13  Certain Relationships and Related Transactions..............24

PART IV
         Item 14  Exhibits, Financial Statement Schedules,
                      and Reports on Form 8-K.................................24

Signatures ...................................................................26

                                     PART 1

Item 1 Business

General

      Citizens First Financial Corp. (the "Company") was incorporated under Delaware law in January 1996. The Company completed an initial public offering of 2,817,500 shares of common stock on May 1, 1996 in connection with the conversion of Citizens Savings Bank, (the "Bank") from the mutual to stock form of ownership (the "Conversion"). The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"), and the Securities and Exchange Commission ("SEC"). Currently, the Company does not transact any material business other than through its subsidiary, the Bank. At December 31, 2001, the Company had total assets of $340.6 million, total deposits of $236.6 million and total stockholders' equity of $30.9 million. The Company's principal business is conducted primarily through its subsidiary, the Bank. Accordingly, the discussion in this Report addresses the Company's operations as they are conducted through the Bank.

      The Bank was originally chartered in 1888 by the State of Illinois and in 1989 became a federally chartered savings bank. In April 1999, the Bank was converted from a federally chartered savings bank to an Illinois state savings bank. The Bank's principal business consists of the acceptance of retail deposits from the general public in the area surrounding its branch offices and the investment of those deposits, together with funds generated from operations and borrowings, in commercial, agricultural, residential real estate mortgage, commercial real estate, consumer and other loans. The Bank originates loans for investment and for sale. Currently, the Bank's policy is to sell, on a servicing retained basis, most longer-term fixed rate one-to-four family mortgage loans it originates as a method of controlling its growth, managing its interest rate risk and increasing its loan servicing fee income. The Bank's revenues are derived principally from interest on its mortgage, consumer and commercial loans, loan servicing fees and, to a lesser extent, the interest on its securities. The Bank's primary source of funds are deposits, principal and interest payments on loans and securities, borrowings from the Federal Home Loan Bank of Chicago and, to a lesser extent, proceeds from the sale of loans and securities. The Bank has a wholly-owned service corporation, CSL Service Corporation, an Illinois-chartered corporation that is a participant in a joint venture that has purchased and is developing commercial real estate.

Market Area and Competition

      The Company is a community-oriented savings institution offering a variety of financial products and services to meet the needs of the communities it serves. The Company's deposit gathering is concentrated in the communities surrounding its five offices located in the municipalities of Bloomington, Normal and Fairbury, Illinois, which are part of McLean and Livingston Counties. McLean County comprises the greater Bloomington/Normal metropolitan area and Livingston County is adjacent to the greater Bloomington/Normal metropolitan area. The economy in McLean and Livingston Counties has historically benefited from the presence of the national and regional headquarters of State Farm Insurance Company, the Mitsubishi Motors Corporation, Illinois Farm Bureau, Illinois State University and Illinois Wesleyan University as well as a variety of agricultural related businesses. These counties are the primary market area for the Bank's lending and deposit gathering activities.

      The Company faces significant competition both in making loans and in attracting deposits. The greater Bloomington/Normal metropolitan area is a highly competitive market. The Company faces direct competition from a significant number of financial institutions operating in its market area, many with a state-wide or regional presence and in some cases a national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Company. State Farm Insurance Company, Bloomington-Normal's largest business, has a savings bank, which it operates through its agents on a national basis. The Company's competition for loans comes principally from commercial banks, savings and loan associations, mortgage banking companies, credit unions and insurance companies. Its most direct competition for deposits has historically come from savings and loan associations and commercial banks. In addition, the Company faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, corporate and government securities funds, mutual funds and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

Investment Activities

      The investment policy of the Company, as approved by the Board of Directors, requires management to maintain adequate liquidity and generate a favorable return on investments without incurring undue interest rate and credit risk. The Company has invested primarily in U.S. government sponsored agency issued mortgage-backed securities, U.S. Agency securities, a Federal Home Loan Bank demand investment account, eligible mutual funds and corporate securities. SFAS 115 requires the Company to designate its securities as held to maturity, available for sale or held for trading. The Company does not currently maintain a portfolio of securities categorized as held to maturity or held for trading. The Company's investment securities generally consist of U.S. Agency obligations and mortgage-backed and mortgage-related securities. The Company's mortgage-backed securities consist of pass through certificates representing interests in pools of fixed and adjustable rate mortgage loans issued or guaranteed by GNMA, FHLMC or FNMA. At December 31, 2001, the Company's portfolio of investment and mortgage-backed securities totaled $15.7 million, all of which was categorized as available for sale.

      In recent periods, the Company has primarily invested in securities in order to maintain liquid assets for its operations and as a means of utilizing its excess funding not necessary for loan originations. The Board of Directors reviews all of the activity in the investment portfolio on a monthly basis.

Lending Activities

      Origination, Sale, Servicing and Purchase of Loans The Company's loan origination activities are conducted primarily by its loan personnel, operating at its five offices. All loans originated by the Company are underwritten by the Company pursuant to the Company's policies and procedures. The Company originates both adjustable-rate and fixed-rate mortgage loans, commercial loans and consumer loans. The Company's ability to originate loans is dependent upon the relative customer demand for the type of loan and demand for fixed-rate or adjustable-rate loans, which is affected by the current and expected future level of interest rates.

      While the Company has in the past, from time to time, sold adjustable-rate one- to four-family loans and retained mortgage loans with terms of 10 years or more, it is currently the general policy of the Company to originate for sale in the secondary market one-to-four family fixed-rate mortgage loans with maturities exceeding ten years and to originate for investment all adjustable-rate one-to-four family mortgage loans and fixed-rate one-to-four family mortgage loans with maturities of ten years or less.

      One-to-Four Family Mortgage Lending The Company currently offers both fixed-rate and adjustable-rate mortgage loans secured by one-to-four family residences located in the Company's primary market area, with maturities of up to thirty years. While the Company has originated such loans secured by properties outside its market area, substantially all of such loans at December 31, 2001 were secured by property located in the Company's primary market area. One-to-four family mortgage loan originations are generally obtained from the Company's loan representatives operating in its branch offices and their contacts with the local real estate industry, existing or past customers, and members of the local communities.

      Multi-Family Lending The Company originates fixed and adjustable-rate multi-family mortgage loans generally secured by 5 to 70 unit apartment and student housing buildings located in the Company's primary market area. In deciding on whether to make a multi-family loan, the Company considers the qualifications and financial condition of the borrower as well as the value and condition of the underlying property. The factors considered by the Company include: the net operating income of the mortgaged premises before debt service and depreciation; the debt coverage ratio (the ratio of net earnings to debt service); and the ratio of loan amount to appraised value.

      Commercial Real Estate Lending The Company originates adjustable-rate commercial real estate loans that are generally secured by properties used for business purposes such as small office buildings or a combination of residential and retail facilities located in the Company's primary market area.

      Loans secured by commercial real estate properties, like multi-family loans, generally involve larger principal amounts and a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks through its underwriting standards, which require such loans to be qualified on the basis of the property's income and debt coverage ratio.

      Construction and Land Lending The Company originates loans for the acquisition and development of commercial and residential property located in its primary market area. These loans are offered to local developers and individuals. The majority of the Company's construction loans are originated primarily to finance the construction of one-to-four family, owner-occupied residential properties and multi-family properties located in the Company's primary market area. Such loans are offered for the construction of properties that are pre-sold or for which permanent financing has been secured, as well as for properties that are not pre-sold or for which permanent financing has not been secured.

      Construction and land development financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property's value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, the Company may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

      Commercial Lending The Company offers commercial loans to businesses operating in the Company's primary market area on a selective basis.

      Unlike mortgage loans, which generally are made on the basis of the borrower's ability to make repayment from his or her employment and other income, and which are secured by real property the value of which tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower's ability to make repayment from the cash flow of the borrower's business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Included in this total are agricultural loans made within our lending area. These agricultural loans are generally offered with one year terms in amounts up to $500,000 and are generally secured by crops, equipment, other assets and personal guarantees.

      Consumer and Other Lending The Company's portfolio of consumer and other loans primarily consists of fixed-rate, fixed-term home equity loans, adjustable home equity lines of credit, loans secured by automobiles, home improvement loans, loans secured by deposit accounts and unsecured personal loans.

      Loan Servicing The Company generally services all loans it retains for investment and also services a portfolio of one-to-four family mortgage loans for others which is primarily generated from its loan sale activity. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults, making certain insurance and tax payments on behalf of the borrowers and generally administering the loans.

Deposit Activities

      Deposits The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company's deposit accounts consist of savings, NOW accounts, checking accounts, money market accounts, certificate and brokered deposit accounts. The Company also offers certificate of deposit accounts with balances in excess of $100,000 at negotiated rates (jumbo certificates) and Individual Retirement Accounts ("IRAs"). For the year ended December 31, 2001, the balance of core deposits (savings, money market and demand deposit accounts) totaled $77.1 million, or 32.6%, of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company's deposits are obtained predominantly from the areas in which its branch offices are located. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits. The Company uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its market area. While certificate accounts in excess of $100,000 are accepted by the Company, the Company does not actively solicit such deposits. The Company has attempted to increase its deposit customer base and decrease its dependency on certificate accounts by offering interest free checking accounts without minimum balance requirements. The Company has $4.1 million of brokered deposits with a twelve month maturity at an average rate of 4.44%. Brokered deposits are an alternative source of liquidity that offers the Company the opportunity to obtain funds at a competitive interest rate.

Statistical Data

INVESTMENT SECURITIES

      The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the investment securities at the dates indicated were:

                                                                           Gross           Gross
                                                      Amortized       Unrealized      Unrealized          Fair
(Dollars in thousands)                                     Cost            Gains          Losses         Value
                                                           ----            -----          ------         -----
Available for sale at December 31, 2001:
   Mortgage-backed securities                           $12,292            $ 136            $ 41       $12,387
   Other securities                                       3,309               11              21         3,299
                                                        -------             ----            ----       -------
       Total available for sale                         $15,601             $147            $ 62       $15,686
                                                        =======             ====            ====       =======

Available for sale at December 31, 2000:
   Federal agencies                                     $ 3,993              $ 6            $ 25       $ 3,974
   Mortgage-backed securities                            10,104               67              87        10,084
   Other securities                                       1,005                                9           996
                                                        -------             ----            ----       -------
       Total available for sale                         $15,102             $ 73            $121       $15,054
                                                        =======             ====            ====       =======

Available for sale at December 31, 1999:
   Federal agencies                                     $ 7,502                             $288       $ 7,214
   Mortgage-backed securities                             8,144                              258         7,886
   Other securities                                       1,015                               12         1,003
                                                        -------                             ----       -------
      Total available for sale                          $16,661                             $558       $16,103
                                                        =======                             ====       =======

The balance of Federal Home Loan Bank of Chicago stock owned at December 31 is as follows:

                                     Cost
--------------------------------------------------------------------------------
                            (Dollars in thousands)
                   2001              2000             1999
                   ----              ----             ----

                  $4,461            $4,166           $2,853
                  ======            ======           ======

The fair value of Federal Home Loan Bank stock approximates cost. The yield on the stock is approximately 5.75% at December 31, 2001.

The maturity distribution (dollars in thousands) and average yields for the securities available for sale portfolio at December 31, 2001 were:

                                 Within 1 Year             1 - 5 Years           5 - 10 Years
                                 -------------             -----------           ------------

                              Amount      Yield         Amount      Yield      Amount       Yield
                              ------      -----         ------      -----      ------       -----
Other securities                  --         --         $2,300      6.60%          --          --
                                                        ------      -----

    Total                         --         --         $2,300      6.60%          --          --
                                ====      =====         ======      =====       =====        ====

                                                    Marketable Equity
                              Due After 10 Years        Securities           Total
                              ------------------                             -----
                               Amount      Yield     Amount      Yield      Amount       Yield
                               ------      -----     ------      -----      ------       -----
Mortgage-backed securities    $12,387      5.76%      $  --         --     $12,387       5.76%
Other securities                   --         --        999      4.04%     $ 3,299       5.82%
                              -------      -----      -----      -----     -------       -----
      Total                   $12,387      5.76%      $ 999      4.04%     $15,686       5.78%
                              =======      =====      =====      =====     =======       =====

With exception of securities of the U.S. Treasury and other U.S. government agencies and corporations, the Company did not hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceeded 10% of stockholders' equity at December 31, 2001.

LOAN PORTFOLIO
Types of Loans

(Dollars in thousands)
                                               2001          2000           1999          1998          1997
                                               ----          ----           ----          ----          ----
Commercial & agricultural
   loans                                    $27,667       $20,622        $19,622       $12,727       $16,863
Real estate loans:
   Construction and land                     47,059        40,141         31,968        40,946        15,862
   Commercial                                79,667        71,566         64,336        24,073        25,610
   Residential                              138,439       150,914        152,444       150,255       168,678
Consumer and other loans                     10,783        13,246         12,806        12,072        12,345
                                           --------      --------       --------      --------      --------
   Total                                    303,615       296,489        281,176       240,073       239,358

Less:
   Undisbursed portion of
       loans (1)                             14,351        11,174         15,623         7,189         9,049
   Allowance for loan losses
                                              2,421         1,826          1,679         1,256           840
                                           --------      --------       --------      --------      --------

Loans, net                                 $286,843      $283,489       $263,874      $231,628      $229,469
                                           ========      ========       ========      ========      ========

(1) The undisbursed portion of loans represents amounts included in gross loans above that have been approved, but not disbursed to the borrower.

      Loans held for sale at December 31, 2001, 2000, 1999, 1998, and 1997 were $6,910,101 $1,494,359, $3,007,425, $5,245,872, and $2,393,567, respectively, and were not included in the above totals.

Maturities and Sensitivities of Loans to Changes in Interest Rates

      Presented in the table below are the maturities of loans (excluding commercial real estate, residential real estate, consumer and other loans) outstanding as of December 31, 2001. Also presented are the amounts due after one year, classified according to the sensitivity to changes in interest rates.

                                                      Maturing
                                ---------------------------------------------------

                                  Within           1-5        Over 5
                                  1 Year         Years         Years        Total
                                  ------         -----         -----        -----
(Dollars in thousands)
Commercial & agricultural
   loans                         $17,310        $9,044        $1,313       $27,667
 Real estate loans-
 Construction and land            38,513         8,546            0         47,059
                                 -------       -------        ------       -------
     Total                       $55,823       $17,590        $1,313       $74,726
                                 =======       =======        ======       =======

                                                    Maturing
                                  ----------------------------------------------
                                              1 - 5              Over
                                              Years           5 Years
                                              -----           -------
(Dollars in thousands)
Loans maturing after one year
with:
   Fixed rates                              $17,282            $1,313
   Variable rate                                308                 0
                                            -------            ------
      Total                                 $17,590            $1,313
                                            =======            ======

Risk Elements

                                                                                   December
                                                 -----------------------------------------------------------------------
                                                      2001            2000           1999         1998           1997
                                                      ----            ----           ----         ----           ----
(Dollars in thousands)
Nonaccruing loans                                   $3,177          $1,493           $435         $129           $737

Loans contractually past due 90 days or
more other than nonaccruing                          2,613           3,767            134          250            211

Restructured loans                                   3,334             301            314          325            341

      Nonaccruing loans are loans which are reclassified to nonaccruing status when in management's judgment the collateral value and financial condition of the borrower do not justify accruing interest. Interest previously recorded but not deemed collectible is reversed and charged against current income. Interest income on these loans is then recognized when collected.

      Restructured loans are loans for which the contractual interest rate has been reduced or other concessions are granted to the borrower because of deterioration in the financial condition of the borrower resulting in the inability of the borrower to meet the original contractual terms of the loans.

      Interest income of $258,000 for the year ended December 31, 2001, was recognized on the nonaccruing and restructured loans listed in the table above, whereas interest income of $595,000 would have been recognized under their original loan terms.

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

                                                                     Balance at
Impaired Loans:                                                December 31,2001
---------------                                                ----------------
(Dollars in thousands)
Impaired loans with an allowance                                        $ 4,740
Impaired loans for which the discounted cash flows or
collateral value exceeds the carrying value of the loan                   5,991
                                                                        -------
         Total impaired loans                                           $10,731
                                                                        =======

                                                                     Year Ended
Impaired Loans:                                               December 31, 2001
---------------                                               -----------------
(Dollars in thousands)
Average balance of impaired loans                                       $10,959
Interest income recognized on impaired loans                            $   565
Cash-basis interest included above                                      $   449

Allowance for Loan Losses and Impaired Loans

      The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for losses increased from $1,826,000 at December 31, 2000 to $2,421,000 at December 31, 2001, an increase of $595,000 or 32.6%. The allowance is based on ongoing assessments of the estimated probable losses inherent in the loan portfolio. The methodology for assessing the appropriateness of the allowance consists of several key elements, which include a formula allowance, and a specific allowance for identified problem loans.

      The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk grade of such loans. Changes in risk grades of both performing and non-performing loans affect the amount of the formula allowance. Loss factors are based on historical loss experience and may be adjusted for significant factors that, in management's judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors are based on (1) historical loss experience over a five-year period, which management believes approximates a business cycle; (2) individual evaluations of residential, commercial real estate, construction, agricultural, commercial and consumer loans; (3) expected charge-offs by loan classification for one-year;
(4) general economic and business conditions affecting the Company's lending areas; (5) collateral values; (6) loan volumes and concentrations; (7) seasoning of the loan portfolio; (8) specific industry conditions and (9) recent loss experience in particular segments of the portfolio.

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

      The Company generates commercial, mortgage and consumer loans from customers located primarily in Central Illinois. The Company's loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Company has a diversified loan portfolio, a substantial portion of their debtors' ability to honor their contracts is dependent upon economic conditions in Central Illinois. Although the risk of non-payment for any reason exists with respect to all loans, certain other more specific risks are associated with each type of loan. The primary risks associated with commercial loans are quality of the borrower's management and the impact of national and local economic factors. Currently, the business atmosphere remains stable for the local economy in the McLean, Livingston and Tazewell County areas. Risk associated with real estate loans include concentrations of loans in a loan type, such as residential real estate, decline in real estate values and a sudden rise in interest rates. Individual loans face the risk of borrower's unemployment as a result of deteriorating economic conditions or renewed contract differences between unions and management of several large companies in the Company's market area. The Company's strategy with respect to addressing and managing these types of risks is for the Company to follow its loan policies and underwriting criteria.

      The Company has substantially increased its investment in commercial, commercial real estate and construction and land loans in the last five years. Because of the higher degree of risk associated with these types of loans, the Company has increased its allowance for loan losses to reflect this increased risk.

      A provision for loan losses is charged to income to increase the allowance to a level deemed to be adequate based on management's evaluation. When a loan or a part thereof is considered by management to be uncollectible, a charge is made against the allowance. Recoveries of previously charged-off loans are credited back to the allowance. The following table summarizes the changes in the allowance for loan losses for the last five years:

Summary of Loan Loss Experience

                                                      2001           2000           1999           1998         1997
                                                      ----           ----           ----           ----         ----
(Dollars in thousands)
Balance at January 1                               $ 1,826        $ 1,679        $ 1,256        $   840        $ 512

Loans charged off:
Commercial loans                                      (170)            --             --             (8)          --
Real estate loans:
   Construction and land                              (130)        (2,800)            --             (7)          --
   Commercial                                           --             --             --             --          (32)
   Residential                                          --           (103)           (57)           (32)        (106)
Consumer and other loans                               (50)            --             --             --          (32)
                                                   -------        -------        -------        -------        -----
Net charge-offs                                       (350)        (2,903)           (57)           (47)        (188)
                                                   -------        -------        -------        -------        -----
Provision for loan losses                              945          3,050            480            463          516
                                                   -------        -------        -------        -------        -----
Balance at December 31                             $ 2,421        $ 1,826        $ 1,679        $ 1,256        $ 840
                                                   =======        =======        =======        =======        =====

Ratio of net charge-offs during the period to
average loans outstanding during the period           0.12%          1.03%          0.02%          0.02%        0.08%
                                                   =======        =======        =======        =======        =====

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

Allocation of the Allowance for Loan Losses

      Presented below is an analysis of the composition of the allowance for loan losses (in thousands of dollars) and percent of each category to total loans:

                                     2001                     2000                    1999
--------------------------------------------------------------------------------------------------
                                           % of                      % of                    % of
                              Amount       Total       Amount       Total       Amount      Total
--------------------------------------------------------------------------------------------------
Commercial loans              $  302       12.47%      $  440       25.74%      $  455       27.10%
Real estate loans:
   Construction and land       1,077       44.49%         325       17.80          235       14.00
   Commercial                    580       23.96%         400       21.91          320       19.06
   Residential                   375       15.49%         495       27.11          540       32.16
Consumer and other loans          87        3.59%         136        7.44          129        7.68
                              ------      ------       ------      ------       ------      ------

     Total                    $2,421       100.0%      $1,826       100.0%      $1,679       100.0%
                              ======      ======       ======      ======       ======      ======

                                             1998                    1997
--------------------------------------------------------------------------------
                                                   % of                   % of
                                      Amount       Total       Amount     Total
--------------------------------------------------------------------------------
Commercial loans                      $  395       31.45%      $  213     25.36%
Real estate loans
   Construction and land                  85        6.77           40      4.76
   Commercial                            150       11.94          116     13.81
   Residential                           535       42.60          393     46.78
Consumer and other loans                  91        7.24           78      9.29
                                      ------      ------       ------    ------

    Total                             $1,256       100.0%      $  840     100.0%
                                      ======      ======       ======    ======

      The percentage of the allocation of the allowance for loan losses among the various categories have changed for the years 1997 through 2001 to reflect the changes in the types of loans that the Company was originating, the degree of risk associated with these loans and the performance of specific loans. Since 1997, the increased investment in the higher risk commercial, commercial real estate and construction and land loans is reflected in the increased allowance attributed to these classifications during that period.

      The 2001 increase in the allocated allowance for loan losses for construction and land loans is primarily due to specific allocations for restructured and potential problem loans in that classification.

DEPOSITS AND BORROWINGS

Deposits

      The following table shows the average amount of deposits and average rate of interest paid thereon for the years indicated.

                                                 2001          2001          2000           2000            1999           1999
                                                 ----          ----          ----           ----            ----           ----
                                             Weighted                    Weighted                       Weighted
                                              Average                     Average                        Average
                                               Amount          Rate        Amount           Rate          Amount           Rate
                                               ------          ----        ------           ----          ------           ----
(Dollars in thousands)
Balance at December 31:
Noninterest-bearing
  deposits                                    $17,516         0.00%       $15,116          0.00%         $14,217          0.00%
Money market deposit accounts                  16,394         3.14%        12,567          3.30%          12,542          3.40%
Savings deposits                               15,025         2.12%        16,458          2.25%          19,003          2.20%
NOW accounts                                   16,173         1.63%        16,862          1.78%          19,079          1.76%
Certificate of deposit and
   Other time deposits                        168,200         5.97%       156,152          5.88%         150,068          5.36%
                                             --------         ----       --------          ----         --------          ----
     Total deposits                          $233,308         4.77%      $217,155          4.73%        $214,909          4.29%
                                             ========         ====       ========          ====         ========          ====

As of December 31, 2001, certificates of deposit and other time deposits of $100,000 or more mature as follows:

                                                                                          Maturing
                                                         -------------------------------------------------------------------------

                                                                                  (Dollars in thousands)
                                                           3 Months           3-6           6-12         Over 12
                                                            or less        Months         Months          Months           Total
                                                            -------        ------         ------          ------           -----
Certificates of deposit and other
   time deposits                                             $6,855       $ 5,824        $ 3,169         $ 9,652         $25,500
                                                             ======       =======        =======         =======         =======
Per cent                                                     26.88%        22.84%         12.43%          37.85%         100.00%
                                                             ======       =======        =======         =======         =======

RETURN ON EQUITY AND ASSETS

                                                      2001              2000              1999
                                                      ----              ----              ----
Return on assets (net income divided by
   average total assets)                              0.63%             0.56%             0.40%
Return on equity (net income divided by
   average equity (1)                                 6.84%             5.24%             3.38%
Dividend payout ratio (dividends per
   share divided by net income per share)            16.55%            20.00%            17.67%
Equity to assets ratio (average equity
   divided by average total assets)                   9.16%            10.76%            11.73%

Subsidiary Activities

      At December 31, 2001, the Bank had a wholly-owned service corporation, CSL Service Corporation ("CSL"), an Illinois chartered company. CSL is a participant in a joint venture real estate development (Williamsburg Place LLC), which has purchased and is developing commercial real estate.

Personnel

      As of December 31, 2001, the Company had 75 authorized full-time employee positions and 31 authorized part-time employee positions. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

                           REGULATION AND SUPERVISION

General

      The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the OTS under the Home Owners' Loan Act, as amended (the "HOLA").

      The Bank is an Illinois state chartered savings bank and its deposit accounts are insured up to applicable limits by the FDIC under the Savings Association Insurance Fund (the "SAIF"). The Bank is subject to extensive regulation by the Illinois Office of Banks and Real Estate (the "OBRE"), as its chartering authority, and by the FDIC, as deposit insurer. The Bank must file reports with the OBRE and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approval prior to entering into certain transactions such as establishing branches and mergers with, or acquisitions of, other depository institutions. There are periodic examinations by the OBRE and the FDIC to assess the Bank's compliance with various regulatory requirements and its financial condition. This regulation and supervision establishes a framework of activities in which a savings bank can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the OBRE, the FDIC or through legislation, could have a material adverse impact on the Company and the Bank and their operations and stockholders. The Holding Company will also be required to file certain reports with and otherwise comply with the rules and regulations, of the OTS, the OBRE and the Securities and Exchange Commission (the "SEC") under the federal securities laws. Certain of the regulatory requirements applicable to the Bank and to the Holding Company are referred to below or elsewhere herein. However, the description of such requirements is not exhaustive and it does not purport to be a complete description of the applicable laws and regulations.

      The OBRE has established a schedule for the assessment of "supervisory fees" upon all Illinois savings banks to fund the operations of the OBRE. These supervisory fees are computed on the basis of each savings bank's total assets (including consolidated subsidiaries) and are payable at the end of each calendar quarter. A schedule of fees has also been established for certain filings made by Illinois savings banks with the OBRE. The OBRE also assesses fees for examinations conducted by the OBRE's staff, based upon the number of hours spent by the OBRE's staff performing the examination. During the year ended December 31, 2001, the Bank paid approximately $36,000 in supervisory fees and expenses.

Bank Regulations

      Capital Requirements. Under the Illinois Savings Bank Act (the "ISBA") and the regulations of the OBRE, an Illinois savings bank must maintain a minimum capital at a level not less than that required to maintain insurance of deposits by the FDIC. The OBRE has the authority to require an Illinois savings bank to maintain a higher level of capital if deemed necessary based on the savings bank's financial condition, history, management or earnings prospects.

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

         The following is a summary of the Bank's regulatory capital at
                               December 31, 2001:

Total Capital to Risk-Weighted Assets                                      12.9%
Tier I Leverage Ratio                                                       8.8%
Tier I to Risk-Weighted Assets                                             11.9%

      The FDIC, along with other federal banking agencies, adopted a regulation providing that the agencies will take account of the exposure of a bank's capital and economic value to changes in interest rate risk in assessing a bank's capital adequacy.

      Standard for Safety and Soundness. The federal banking agencies have adopted Interagency Guidelines Establishing Standards for Safety and Soundness. The Guidelines set forth safety and soundness standards in various areas such as internal controls, audit, systems, loan documentation, credit underwriting, interest rate exposure, asset growth and quality, earnings and compensation that the banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard.

      Lending Restriction. The Bank is prohibited by the ISBA from making secured or unsecured loans for business, commercial or agricultural purposes representing in the aggregate an amount in excess of 15% of its total assets, unless the OBRE authorizes in writing a higher percentage limit for such loans upon the request of an institution.

      The Bank is also subject to a loans-to-one borrower limitation. Under the ISBA, the total loans and extensions of credit by the Bank to any person outstanding at one time must not exceed the greater of $500,000 or 20% of the Bank's total capital plus general loan loss reserves. In addition, the Bank may make loans in an amount equal to an additional 10% of the Bank's capital plus general loan loss reserves if secured by readily marketable collateral.

      Dividend Limitations. Under the ISBA, dividends may only be declared when the total capital of the Bank is greater than that required by the ISBA. Dividends may be paid by the Bank out of its net profits. The written approval of the OBRE must be obtained, however, before a savings bank having total capital of less than 6% of total assets may declare dividends in any year in an amount in excess of 50% of its net profits for that year. A savings bank may not declare dividends in excess of its net profits in any year without the approval of the OBRE. Finally, the Bank will be unable to pay dividends in an amount which would reduce its capital below the greater of (i) the amount required by the FDIC capital regulations or otherwise specified by the FDIC, (ii) the amount required by the OBRE or (iii) the amount required for the liquidation account established by the Bank in connection with the Bank's conversion to stock form. The OBRE and the FDIC also have the authority to prohibit the payment of any dividends by the Bank if the OBRE or the FDIC determines that the distribution would constitute an unsafe or unsound practice.

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

      Enforcement. The OBRE and the FDIC have extensive enforcement authority over Illinois-chartered savings banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

      The OBRE is given authority by the ISBA to appoint a conservator or receiver for an Illinois savings bank under certain circumstances including, but not limited to, insolvency, a substantial dissipation of assets due to violation of law, regulation or order of the OBRE or an unsafe or unsound practice. The FDIC also has authority under federal law to appoint a conservator or receiver for an insured savings bank under certain circumstances.

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

      In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. Payments toward the FICO bonds amounted to $42,000 in 2001.

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

      Federal Reserve System. The Federal Reserve Board regulations require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $41.3 million or less (subject to adjustment by the Federal Reserve Board) the reserve requirement is 3%; and for accounts greater than $41.7 million, the reserve requirement is $1.239 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $41.3 million. The first $5.7 million of otherwise reservable balances (subject to adjustment by the Federal Reserve Board) are exempted from the reserve requirements. The Bank is in compliance with the foregoing requirement.

      Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank (the "FHLB") system, which consists of 12 regional FHLBs. The FHLBs provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Chicago, is required to acquire and hold shares of capital stock in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank is in compliance with this requirement with an investment in FHLB stock at December 31, 2001 of $4,461,100.

      The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended December 31, 2001, 2000, and 1999, dividends from the FHLB to the Bank amounted to approximately $295,000, $280,000, and $159,000, respectively.

      Holding Company Regulation . Federal law allows a state savings bank that qualifies as a "qualified thrift lender" to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of federal law. Such election results in its holding company being regulated as a savings and loan holding company by the OTS rather than as a bank holding company by the Federal Reserve Board. The Bank has made such election and has received approval from the OTS to become a savings and loan holding company. The Company has registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Additionally, the Bank is required to notify the OTS at least 30 days before declaring any dividend to the Company. Because the Bank is chartered under Illinois law, the Company is also subject to registration with and regulation by the OBRE.

      As a unitary savings and loan company, the Company is generally not restricted under existing laws as to the types of business activities in which it may engage. The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999, unless it engages only in the financial activities permitted for financial holding companies under the law and for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, so long as the Bank continues to comply with the qualified thrift lender test. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be subject to extensive limitations on the types of business activities in which it could engage. Federal law limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 49c)(8) of the Bank Holding Company Act, subject to prior approval of the OTS, and to other activities authorized by OTS regulation. Multiple savings and loan holding companies are prohibited from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities other than those permitted by federal law.

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

      In order to elect and continue to be regulated as a savings and loan holding company by the OTS, the Bank must continue to qualify as a qualified thrift lender. This requires the Bank to maintain compliance with the test for a "domestic building and loan association", as defined in the Internal Revenue Code, or with a Qualified Thrift Lender Test. Under the Test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (including residential mortgages and related investments, certain mortgage-backed and related securities, and credit card loans, student loans and small business loans) in at least 9 months out of each 12 month period. A holding company of a savings institution that fails to qualify as a qualified thrift lender must either convert to a bank holding company and thereby become subject to the regulation and supervision of the Federal Reserve Board or operate under certain restrictions. As of December 31, 2001, the Bank maintained in excess of 65% of its portfolio assets in qualified thrift investments. The Bank also met the test in each of the prior 12 months and, therefore, is a qualified thrift lender.

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

      Bad Debt Reserves. The Small Business Job Protection Act of 1996 (the "1996 Act"), which was enacted on August 20, 1996, made significant changes to provisions of the Internal Revenue Code of 1986 (the "Code") relating to a savings institution's use of bad debt reserves for federal income tax purposes and requires such institutions to recapture (i.e. include in income) certain portions of their accumulated bad debt reserves. Prior to the enactment of the 1996 Act, the Bank was permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions, within specified formula limits, were deducted in arriving at the Bank's taxable income. The Bank's deduction with respect to "qualifying loans", which are generally loans secured by certain interests in real property, could be computed using an amount based on a six-year moving average of the Bank's actual loss experience (the "Experience Method"), or a percentage equal to 8% of the Bank's taxable income (the "PTI Method"), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve. The Bank's deduction with respect to non-qualifying loans was required to be computed under the Experience Method.

      The 1996 Act. Under the 1996 Act, for its current and future taxable years as a "Small Bank", the Bank is permitted to make additions to its bad debt reserves for Federal income tax purposes under the Experience Method based on total loans. However, the Bank is required to recapture (i.e. include in income) over a six-year period the excess of the balance of its bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. As of December 31, 1995, the Bank's bad debt reserve exceeded the balance of such reserve as of December 31, 1987 by $326,713. This excess has been fully recaptured into taxable income as of December 31, 2001.

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

State Taxation

      Illinois State Taxation. The Company and its subsidiaries are required to file Illinois income tax returns and pay tax at an effective tax rate of approximately 4.7% on Illinois taxable income, assuming a 35% Federal income tax rate. For these purposes, Illinois taxable income, generally means federal taxable income subject to certain modifications, the primary one of which is the exclusion of interest income from United States Treasury obligations.

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

Item 2 Properties

      The Bank conducts its business through an executive and full-service office located in Bloomington and four other full service branch offices. The Company believes that the Bank's current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

                                                              Original
                                                                Year       Net Book Value at
Location                                      Leased or       Leased or       December 31,        Deposits
--------                                        Owned         Acquired            2001           per Office
(Dollars in thousands)

Executive Main Office:
2101 North Veterans Parkway*
Bloomington, Illinois  61704                    Owned            1997           $ 4,379          $  54,133

Branch Offices:
301 Broadway*
Normal, Illinois  61761                         Owned            1963               512             57,318

2402 E. Washington*                             Owned            1980               717             47,021
Bloomington, Illinois  61704

1722 Hamilton Road*                             Owned            1995             1,190             18,235
Bloomington, Illinois  61704

115 N. Third Street*                            Owned            1981               654             59,936
                                                                                -------          ---------
Fairbury, Illinois  61739

Total                                                                           $ 7,452          $ 236,643
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

Item 4 Submission of Matters to a Vote of Security Holders

      No matters were submitted during the fourth quarter of 2001 to a vote of security holders, through the solicitation of proxies or otherwise.

SUPPLEMENTAL INFORMATION - EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions with the Company and subsidiary bank of all executive officers of the Company are listed below:

                                 Officers with the Company              Principal Occupation
       Name and Age              And Subsidiary Bank                    During Past Five Years
       ------------              -------------------                    ----------------------
C. William Landefeld, 62         President and Chief Executive          President and Chief Executive
                                 Officer, Citizens First Financial      Officer, Citizens First Financial
                                 Corp.; President and Chief Executive   Corp. since 1996; President and
                                 Officer, Citizens Savings Bank.        Chief Executive Officer, Citizens
                                                                        Savings Bank since 1987.

Richard F. Becker, 54            Executive Vice President and           Executive Vice President and
                                 Secretary, Citizens First Financial    Secretary, Citizens First Financial
                                 Corp.; Executive Vice President and    Corp. since 2000, Executive Vice
                                 Secretary, Citizens Savings Bank.      President and Secretary, Citizens
                                                                        Savings Bank since 2000, Senior
                                                                        Vice President and Secretary,
                                                                        Citizens First Financial Corp.
                                                                        1996-2000, Senior President and
                                                                        Secretary, Citizens Savings Bank
                                                                        1996-2000, Vice President, Citizens
                                                                        Savings Bank 1979-1996.

Dallas G. Smiley, 55             Senior Vice President and Chief        Senior Vice President and Chief
                                 Financial Officer, Citizens First      Financial Officer, Citizens First
                                 Financial Corp.; Senior Vice           Financial Corp. since 1996, Senior
                                 President and Chief Financial          President and Chief Financial
                                 Officer, Citizens Savings Bank.        Officer, Citizens Savings Bank since
                                                                        1995, Vice President and Chief
                                                                        Financial Officer, Citizens Savings
                                                                        Bank since 1987-1995.

                                     PART II

Item 5 Market for the Registrant's Common Equity and Related Stockholder Matters

      Information relating to the market for registrant's common equity, dividends paid and related stockholder matters appears in the registrant's 2001 Annual Report to Stockholders on page 42 and is incorporated herein by reference.

Item 6 Selected Financial Data

      Information required under this item is incorporated by reference to page 4 of the Company's 2001 Annual Report to Stockholders under the caption "Selected Financial Data".

Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations

      The above-captioned information appears under Management's Discussion and Analysis of Results of Operations and Financial Condition in the registrant's 2001 Annual Report to Stockholders on pages 5 through 11 and 14 through 16 and is incorporated herein by reference.

Item 7A Quantitative and Qualitative Disclosures about Market Risk

      The information required under this item is incorporated by reference to pages 12 and 13 of the Company's 2001 Annual Report to Stockholders.

Item 8 Financial Statements and Supplementary Data

      The Consolidated Financial Statements of Citizens First Financial Corp. and its subsidiaries, together with the report thereon by BKD, LLP for the year ended December 31, 2001 on pages 17 through 41 and the information contained under the caption "Quarterly Financial Information" on page 42 in the registrant's 2001 Annual Report to Stockholders are incorporated herein by reference.

Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10 Directors and Executive Officers of the Registrant

      The information required under this item relating to directors is incorporated by reference to the registrant's 2002 Proxy Statement furnished to its stockholders in connection with an annual meeting to be held April 22, 2002 (the "2002 Proxy Statement"), under the caption "Election of Directors", which Proxy Statement has been filed with the Commission. The information required under this item relating to executive officers is set forth in Part I, "Supplemental Information - Executive Officers of the Registrant" of this annual report on Form 10-K.

Item 11 Executive Compensation

      The information relating to directors' and executive compensation is incorporated herein by reference to the registrant's 2002 Proxy Statement at pages 15 through 19 and page 9 under the caption "Directors' Compensation".

Item 12 Security Ownership of Certain Beneficial Owners and Management

      The information required under this item is incorporated by reference to pages 13 and 14 of the registrant's 2002 Proxy Statement, under the captions "Security Ownership of Directors, Nominees for Directors, Most Highly Compensated Executive Officers and All Directors and Executive Officers as a Group" and "Security Ownership of Shareholder Holding 5% or More".

Item 13 Certain Relationships and Related Transactions

      The information relating to certain relationships and related transactions is incorporated herein by reference to the registrant's 2002 Proxy Statement at page 19 under the caption "Transactions with Certain Related Persons".

                                     PART IV

Item 14 Exhibits, Financial Statement Schedules and Reports on Form 8-K

..     The following documents are filed as a part of this report:

      (1) Financial Statements

      Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages 18 through 41 of the 2001 Annual Report to Stockholders

                                                                           PAGE

Independent Accountants' Report..............................................17

Consolidated Balance Sheets as of
December 31, 2001 and 2000...................................................18

Consolidated Statements of Income for the
years ended December 31, 2001, 2000 and 1999.................................19

Consolidated Statements of Stockholders' Equity
for the years ended December 31, 2001, 2000 and 1999.........................20

Consolidated Statements of Cash Flows for the
years ended December 31, 2001, 2000 and 1999..............................21-22

Notes to Consolidated Financial Statements................................23-41

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

      10.5 Form of Change in Control Agreement between Citizens Savings Bank, F.S.B. and certain executive officers*

      10.6 Form of Citizens Savings Bank, F.S.B. Supplemental Executive Retirement Plan*

      10.7 Form of Citizens Savings Bank, F.S.B. Employee Severance Compensation Plan*

      10.8  Citizens First Financial Corp. 1997 Stock-Based Incentive Plan***

      13.0  Portions of 2001 Annual Report to Stockholders (filed herewith)

      21.0 Subsidiary information is incorporated herein by reference to "Part I, Item 1 - Subsidiary Activities"

      23.0  Consent of BKD, LLP

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

(b)   Reports on Form 8-K:

      No reports on Form 8-K were filed in the fourth quarter of 2001.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 2002.

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

                                         Date: March 29, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name                                   Title                                               Date
----                                   -----                                               ----
/s/ C. William Landefeld               President, Chief Executive Officer and Director     March 29, 2002
-------------------------------        (principal executive officer)
C. William Landefeld

/s/ Dallas G. Smiley                   Senior Vice President, Treasurer and Chief          March 29, 2002
-------------------------------        Financial Officer (principal accounting and
Dallas G. Smiley                       financial officer)

/s/ Dr. Lowell M. Thompson             Director                                            March 29, 2002
-------------------------------
Dr. Lowell M. Thompson

/s/ Harold L. Hoeferle                 Director                                            March 29, 2002
-------------------------------
Harold L. Hoeferle

/s/ Ronald C. Wells                    Director                                            March 29, 2002
-------------------------------
Ronald C. Wells

/s/ L. Carl Borngasser                 Director                                            March 29, 2002
-------------------------------
L. Carl Borngasser

/s/ Arthur W. Mier                     Director                                            March 29, 2002
-------------------------------
Arthur W. Mier

/s/ Martin L. Hogan                    Director                                            March 29, 2002
-------------------
Martin L. Hogan