Form 10-Q
period 2002-03-31
CITIZENS FIRST FINANCIAL CORP
filed 2002-05-15
CIK 1006265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission File No.: 0-27740

CITIZENS FIRST FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Delaware	37–1351861
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

2101 North Veterans Parkway, Bloomington, Illinois 61704
(Address of principal executive offices)

Registrant’s telephone number: (309) 661–8700

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.  (1)  Yes  ☒  No  ☐  (2)  Yes  ☒  No  ☐

The Registrant had 1,486,638 shares of Common Stock outstanding as of April 30, 2002.

Statements contained in this Form 10-Q which are not historical facts are forward-looking statements, as that term is described in the Private Securities Litigation Reform Act of 1995. The forward-looking statements are generally identifiable by the use of such words as “believes”, “expects”, “anticipates”, “estimates”, “projects”, “intends” or similar expressions. Such forward-looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include potential change in interest rates, competitive factors in the financial services industry, general and local economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time.

PART I.—FINANCIAL INFORMATION

CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS
As of March 31, 2002 and December 31, 2001
(in thousands except share data)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Cash and due from banks	$5,488	$5,743
Interest-bearing deposits and federal funds sold	27,969	7,188

Cash and cash equivalents	33,457	12,931
Investment securities—available for sale	16,392	15,686
Mortgage loans held for sale	4,831	6,910
Loans	284,217	289,264
Allowance for loan losses	(2,354)	(2,421)

Net loans	281,863	286,843
Land in real estate joint venture	1,152	1,081
Premises and equipment	7,345	7,513
Federal Home Loan Bank of Chicago stock	4,526	4,461
Other assets	5,169	5,145

Total assets	$354,735	$340,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$246,327	$236,643
Long-term debt	73,550	69,643
Other liabilities	3,218	2,831
Total liabilities	323,095	309,117
Minority interest in real estate joint venture	577	541

Commitments and Contingent Liabilities
Stockholders’ Equity
Preferred stock, $.01 par value
Authorized and unissued—1,000,000 shares	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 2,817,500 shares issued and outstanding	28	28
Additional paid-in-capital	27,710	27,686
Retained earnings	24,971	24,371
Accumulated other comprehensive income	14	52
	52,723	52,137
Less:
Treasury shares, 1,330,862 and 1,302,862, respectively	(21,418)	(20,903)
Unearned employee stock ownership plan shares, 24,150 and 32,200 shares	(242)	(322)

Total stockholders’ equity	31,063	30,912

Total liabilities and stockholders’ equity	$354,735	$340,570

See notes to condensed consolidated financial statements

CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	For the three months ended March 31, 2002	For the three months ended March 31, 2001
	(Unaudited and in thousands except share data)
Interest income
Interest on loans	$5,434	$6,034
Interest on investments, deposits with banks, federal funds sold and other	318	396

Total interest income	5,752	6,430

Interest expense
Interest on deposits	2,107	2,921
Interest on borrowings	893	948

Total interest expense	3,000	3,869

Net interest income	2,752	2,561
Provision for loan losses	98	180

Net interest income after provision for loan losses	2,654	2,381
Noninterest income
Service charges on deposit accounts	225	209
Net gains on loan sales	173	105
Other	96	76

Total noninterest income	494	390
Noninterest expense
Salaries and employee benefits	1,117	1,174
Net occupancy and equipment expenses	322	308
Deposit insurance expense	19	19
Data processing expense	77	70
Other	459	275
Minority interest in net income of real estate joint venture	2	0

Total noninterest expense	1,996	1,846

Income before income tax	1,152	925
Income tax expense	447	359

Net income	705	566

Unrealized appreciation (depreciation) on available for sale securities	(38)	76
Comprehensive income	$667	$642
Basic earnings per share	$0.48	$0.38
Weighted average shares outstanding	1,465,135	1,492,790
Diluted earnings per share	$0.45	$0.37
Weighted average shares outstanding	1,581,328	1,522,987

See notes to condensed consolidated financial statements

CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31, 2002	For the three months ended March 31, 2001
	(Unaudited and in thousands)
Operating Activities
Net income	$705	$566
Adjustments to reconcile net income to net cash
Cash provided by operating activities:
Provision for loan losses	98	180
ESOP compensation expense	104	130
Incentive plan compensation expense	—	60
Investment securities amortization, net	19	9
Minority interest in net income of real estate joint venture	36	—
Net (gain) loss on sale of foreclosed property	41	(1)
Net gains on sale of mortgage loans	(173)	(105)
Depreciation	187	188
Mortgage loans originated for sale	(11,300)	(6,047)
Proceeds from sale of mortgage loans	13,552	6,656
Federal Home Loan Bank dividends	(65)	(84)
Change in:
Prepaid expenses and other assets	151	(294)
Other liabilities	165	2,219

Net cash provided by operating activities	3,520	3,477

Investing Activities
Purchase of securities available for sale	(2,307)	(2,141)
Proceeds from maturities and principal paydowns on securities available for sale	1,520	1,941
Net change in loans	4,140	4,537
Proceeds from sale of foreclosed property	550	71
Purchases of premises and equipment	(19)	(49)
Investment in land in real estate joint venture	(71)	(5)
Proceeds from sale of land real estate joint venture	—	30

Net cash provided by investing activities	3,813	4,384

Financing Activities
Net change in deposits	$9,684	$6,786
Proceeds from long-term debt	11,800	26,000
Repayment of long-term debt	(7,893)	(33,104)
Purchase of treasury stock shares	(540)	(2)
Cash dividend paid on common stock	(105)	(78)
Exercise of stock options	25	—
Net changes in advances by borrowers for taxes and insurance	222	274

Net cash provided (used) by financing activities	13,193	(124)

Net change in cash and cash equivalents	20,526	7,737

Cash and cash equivalents, beginning of period	12,931	11,015

Cash and cash equivalents, end of period	$33,457	$18,752

Additional cash flows information:
Interest paid	$3,087	$3,914
Income taxes paid (net of refunds)	$45	$-0-
Loans transferred to foreclosed property	$742	$186

See notes to condensed consolidated financial statements

CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Background Information

Citizens First Financial Corp. (the “Company”) was incorporated in January 1996 and on May 1, 1996 acquired all of the outstanding shares of common stock of Citizens Savings Bank (the “Bank”) upon the Bank’s conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Company purchased 100% of the outstanding capital stock of the Bank using 50% of the net proceeds from the Company’s initial stock offering which was completed on May 1, 1996. In April 1999, the Bank was converted from a federally chartered savings bank to an Illinois state savings bank.

The Company sold 2,817,500 shares of common stock in the initial offering at $10.00 per share, including 225,400 shares purchased by the Bank’s Employee Stock Ownership Plan (the “ESOP”). The ESOP shares were acquired by the Bank with proceeds from a Company loan totaling $2,254,000. The net proceeds of the offering totaled $27,012,000; $28,175,000 less $1,163,000 in underwriting commissions and other expenses. The Company’s stock is traded on the NASDAQ National Market under the symbol “CFSB”.

2.    Statement of Information Furnished

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Rule 10-01 of Regulation S-X, and in the opinion of management reflect all adjustments necessary to present a fair statement of the financial position as of March 31, 2002 and December 31, 2001, and results of operations and cash flows for the three months ended March 31, 2002 and 2001. All adjustments to the financial statements were of a normal recurring nature. These results have been determined on the basis of generally accepted accounting principles. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

The condensed consolidated financial statements are those of the Company and the Bank. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, dated January 30, 2002, included in the Company’s 2001 Annual Report to Shareholders.

3.    Earnings Per Share

Basic earnings per share have been computed based upon the weighted average common shares outstanding for the three months ended March 31, 2002 and 2001. Diluted earnings per share reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

General

Citizens First Financial Corp. (“Company”) is the holding company for Citizens Savings Bank (“Bank”). The Bank was originally chartered in 1888 by the State of Illinois and in 1989 became a federally chartered savings bank. The Bank’s principal business consists of the acceptance of retail deposits from the general public in the area surrounding its main and branch offices and the investment of these deposits, together with funds generated from operations and borrowings into loans and investment securities. The Bank originates one-to-four family residential mortgages, commercial, multi-family, construction and land, commercial real estate, agricultural, consumer and other loans. The Bank has a wholly-owned service corporation, CSL Service Corporation (“CSL”), which is an Illinois-chartered corporation that has invested in Williamsburg LLC (“Williamsburg”), a real estate development joint venture. CSL is a 50% owner of Williamsburg, which has two other investors. The accounts of Williamsburg are consolidated into the Company’s financial statements. The 50% of Williamsburg not owned by CSL is recorded as a minority interest.

Comparison of Financial Condition at March 31, 2002 and December 31, 2001

Total assets increased from $340.6 million at December 31, 2001 to $354.7 million at March 31, 2002. The $14.1 million or 4.1% increase was primarily due to the increase in interest-bearing demand deposits and federal funds sold, which is included in cash and cash equivalents, offset by a decrease in loans and mortgage loans held for sale.

Cash and cash equivalents increased from $12.9 million at December 31, 2001 to $33.5 million at March 31, 2002 an increase of $20.6 million or 159.7%. This increase resulted from increased deposits and borrowings and a decrease in loans and mortgage loans held for sale.

Loans, net of allowance for loan losses and including loans held for sale, decreased from $293.8 million at December 31, 2001 to $286.7 million at March 31, 2002, a decrease of $7.1 million or 2.4%. The decrease was primarily attributable to repayment of several large real estate construction loans.

The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for losses decreased from $2,421,000 at December 31, 2001 to $2,354,000 at March 31, 2002, a decrease of $67,000 or 2.8%. The decrease was attributable to the writing-off of $165,000 of loans for which an allowance for loan loss had been established at December 31, 2001. An allowance for possible loan losses is established based on management’s best judgment, which involves a continuing review of prevailing national and local economic conditions, changes in the size and composition of the portfolio and review of individual problem credits. Growth of the loan portfolio, loss experience, economic conditions, delinquency levels and credit mix, are factors that affect judgments concerning the adequacy of the allowance. Actual losses on loans are charged against the allowance.

Non-performing loans, which are loans past due 90 days or more, and non-accruing loans, decreased from $5,790,000 at December 31, 2001 to $4,259,000 at March 31, 2002. The ratio of the Company’s allowance for loan losses to total non-performing loans was 55.3% and 41.8% at March 31, 2002 and December 31, 2001, respectively. Despite a decrease in the allowance for loan losses, the ratio increased due to a decrease in past due and non-accrual loans.

Loans delinquent greater than 90 days decreased from $2,613,000 at December 31, 2001 to $2,421,000 at March 31, 2002, a decrease of $192,000 or 7.3%. As of March 31, 2002, $1,057,000 of this balance related to one borrower. The borrower is an aviation firm that has declared bankruptcy. The borrower is attempting to sell the business. Based on the value of the collateral for the loans, the Company believes that it has adequately reserved for these loans. The remaining $1,364,000 of loans delinquent greater than 90 days at March 31, 2002 are individual residential and consumer loans that are substantially collateralized and for which the Company believes that it has adequately reserved for any potential loss.

Non-accruing loans decreased from $3,177,000 at December 31, 2001 to $1,838,000 at March 31, 2002, a decrease of $1,339,000 or 42.1%. As of March 31, 2002 $1,025,000 of the total non-accruing loans pertains to one borrower, a developer, which had $4.2 million in loans with the Company for the development of 27 residential properties. In August 2000 the developer filed for bankruptcy protection. A bankruptcy trustee is handling the disposition of the developer’s assets. During 2000, the Company charged off $2.8 million of these loans outstanding to the developer. Based on the cash and real estate held by the trustee and the Company’s expected portion of these assets, management believes that there will be no additional losses relative to the developer. The Company is waiting for the bankruptcy trustee to complete the distribution of the proceeds to creditors. The remaining non-accrual loans, with a balance of $813,000, consist primarily of $356,000 of real estate construction and land development loans and $323,000 of real estate 1-4 family loans. For all of the non-accrual loans, the Company believes that it has adequately reserved for any potential loss. The decrease in non-accrual loans was primarily due to the foreclosure and disposition of approximately $700,000 of loans to a contractor that had been classified as non-accrual at December 31, 2001 and the receipt from a bankruptcy trustee of approximately $590,000 in partial payment on the loans to the developer.

Potential problem loans decreased from $4,941,000 at December 31, 2001 to $4,249,000 at March 31, 2002, a decrease of $692,000. As of March 31, 2002, the total relates to two borrowers. A borrower with a commercial mortgage for a retail development and a residential contractor have potential problem loans of $3,334,000 and $915,000, respectively. At March 31, 2002, the loan for the retail development is not delinquent. The building that serves as the Company’s collateral is leased and, in addition, the borrower has personally guaranteed the loan. The borrower is currently delinquent on payments on a loan with another financial institution related to the same retail development. The Bank has established a loss reserve of $500,000 for this loan. Based on the value of the collateral, management believes that an adequate loss reserve has been established for this loan. The loans to the residential contractor are current, however, due to previous payment problems with this borrower these loans have been classified as potential problem loans. Based on the value of the collateral and the borrower’s income, management does not anticipate a loss on these loans.

Land in real estate joint venture increased from $1,081,000 at December 31, 2001 to $1,152,000 at March 31, 2002, an increase of $71,000 or 6.6%. The increase was due to improvements in the real estate development.

Deposits increased from $236.6 million at December 31, 2001 to $246.3 million at March 31, 2002, an increase of $9.7 million or 4.1%. The increase was due primarily to a $5.6 million increase in time deposits.

Long-term debt increased from $69.6 million at December 31, 2001 to $73.5 million at March 31, 2002, an increase of $3.9 million or 5.6%.

Other liabilities increased from $2.8 million at December 31, 2001 to $3.2 million at March 31, 2002 an increase of $400,000 or 14.3%, due primarily to a $213,000 increase in borrower escrow funds for taxes and insurance, a $95,000 increase in accrued interest payable and a $38,000 increase in accrued real estate taxes.

Total stockholders’ equity capital increased by $200,000 or 0.6%, from $30.9 million at December 31, 2001 to $31.1 million at March 31, 2002. The increase resulted from the earnings of the Company of $705,000 for the three months ended March 31, 2002, the recognition of ESOP shares of $104,000 and the exercise of stock options for $25,000 offset by a decrease in accumulated other comprehensive income of $38,000, the purchase of treasury shares of $504,000 and the payment of $105,000 in dividends to shareholders.

Comparison of Operating Results for the Three Months Ended March 31, 2002 and March 31, 2001

General

Net income for the three months ended March 31, 2002 increased by $139,000 from $566,000 for the three months ended March 31, 2001 to $705,000 for the three months ended March 31, 2002. The increase was due primarily to an increase in net interest income, a decrease in the provision for loan losses, an increase in noninterest income offset by an increase in noninterest expense and an increase in income taxes.

Interest Income

Interest on loans decreased by $600,000 or 9.9%, from $6,034,000 for the three months ended March 31, 2001 to $5,434,000 for the three months ended March 31, 2002. Interest on loans decreased due to a 92 basis points decrease in the average yield on loans despite a $9.3 million increase in the average balance of loans.

Interest on investments, deposits with banks and federal funds sold decreased from $396,000 for the three months ended March 31, 2001 to $318,000 for the three months ended March 31, 2002, a decrease of $78,000 or 19.7%. The decrease was due to a 291 basis point decrease in the average yield of interest-bearing demand deposits, FHLB stock and investment securities in 2002, offset by a $8.7 million increase in the average balance of investments and interest-bearing deposits.

Interest Expense

Interest on deposits decreased by $814,000 or 27.9%, from $2,921,000 for the three months ended March 31, 2001 to $2,107,000 for the three months ended March 31, 2002. The decrease was primarily due to a decrease of 160 basis points in the average cost of deposits offset by a $10.2 million increase in the average balance of deposits.

The interest on borrowings decreased by $55,000 or 5.8%, from $948,000 for the three months ended March 31, 2001 to $893,000 for the three months ended March 31, 2002 as a result of a 81 basis point decrease in the average cost of borrowings, offset by a $7.7 million increase in the average balance of long-term debt.

Provision for Loan Losses

The provision for loan losses was $98,000 for the three months ended March 31, 2002 and $180,000 for the three months ended March 31, 2001. The provision for both periods reflects management’s analysis of the Company’s loan portfolio based on information, which is currently available to it at such time. In particular, management considers the level of non-performing loans and potential problem loans. While management believes that the allowance for loan losses is sufficient based on information currently available, no assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank’s allowance for losses which may adversely affect net income.

Noninterest Income

Total noninterest income increased by $104,000 or 26.7%, from $390,000 for the three months ended March 31, 2001 to $494,000 for the three months ended March 31, 2002. The increase was primarily due to net gains on loan sales, which increased from $105,000 for the three months ended March 31, 2001 to $173,000 for the three months ended March 31, 2002, an increase of $68,000 or 64.8%. The lower interest rate environment in 2002 resulted in increased loan originations, sales and gains on sale of loans.

Noninterest Expenses

Total noninterest expense increased by $150,000 or 8.1%, from $1,846,000 for the three months ended March 31, 2001 to $1,995,000 for the three months ended March 31, 2002. The increase was primarily due to a $41,000 increase in loss on sale of real estate owned, a $23,000 increase in legal expense and a $20,000 increase in other professional fees.

Income Tax Expense

Total income tax expense was $447,000 for the three months ended March 31, 2002, compared to $359,000 for the three months ended March 31, 2001. The change is attributable to an increase in taxable income for the three months ended March 31, 2002 compared to the three months ended March 31, 2001. The effective tax rate was 38.8% for the three months ended March 31, 2002 and 2001.

Liquidity and Capital Resources

The Company’s primary sources of funds are deposits, principal and interest payments on loans and securities, sales of loans and securities and FHLB advances. While maturing and scheduled amortization of loans are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Bank’s liquidity requirement, which may be varied at the direction of the Bank’s regulators depending on economic conditions and deposit flows, is based upon a percentage of the Bank’s deposits and short-term borrowings.

At March 31, 2002, the Bank exceeded all of its regulatory capital requirements with Tier 1 capital of $29,583 million, or 8.70% of average total assets, which is above the required level of $13.6 million or 4.0%; and risk-based capital of $31.9 million or 12.98% of risk-weighted assets, which is above the required level of $19.7 million or 8.0%.

The Company’s most liquid assets are cash and interest-bearing demand accounts. The level of these accounts is dependent on the operating, financing, lending and investing activities during any given period. At March 31, 2002 cash and interest-bearing deposits totaled $33.5 million.

The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances, loan sales, brokered deposits and Fed funds. At March 31, 2002, the Bank had outstanding advances with the FHLB of $69.3 million. The FHLB maintains two limitations on borrowing availability based on (1) FHLB stock ownership and (2) total assets. The Bank currently meets the stock limitation; however, this limit may be raised by the purchase of additional FHLB stock. Based on the total assets limitations, the Bank may increase its borrowings with the FHLB by approximately $52.9 million. The ability to borrow this amount would require meeting regulatory mandated loan and collateral limits. Depending upon market conditions and the pricing of deposit products and FHLB borrowings, the Bank may utilize FHLB advances to fund loan originations.

At March 31, 2002 the Bank had commitments to originate loans and unused lines of credit totaling $24.8 million. Certificate accounts which are scheduled to mature in one year or less from March 31, 2002 totaled $109.0 million. The Bank anticipates that it will have sufficient funds to meet its current commitments and maturing deposits.

Current Accounting Issues

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets.” SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and requires separate recognition of intangible assets that meet certain criteria. This statement applies to all business combinations after June 30, 2001. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company has no goodwill or intangible assets and therefore the adoption of these statements had no impact on the Company’s financial condition or results of operation.

In July, 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations” was issued. SFAS No. 143 establishes standards for accounting and reporting of obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. SFAS No. 143 is effective June 15, 2002. The adoption of this standard is not expected to have an impact on the Company.

In October, 2001, SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” was issued. Under SFAS No. 144, long-lived assets to be sold within one year must be separately identified and carried at the lower of carrying value or fair value less costs to sell.

Long-lived assets expected to be held longer than one year are subject to depreciation and must be written down to fair value upon impairment. Long-lived assets no longer expected to be sold within one year, such as foreclosed real estate, must be written down to the lower of current fair value or fair value at the date of foreclosure adjusted to reflect depreciation since acquisition. SFAS No. 144 was implemented by the Company in January 2002. The adoption of this statement did not have an impact on the Company.

Item 3:     Quantitative and Qualitative Disclosures About Market Risk

Sources of market risk include interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. The Company is only subject to interest rate risk. The Company purchased no financial instruments for trading purposes during the three months ended March 31, 2002 and 2001.

The principal objective of the Company’s interest rate risk management function is to evaluate the interest rate risk included in balance sheet accounts, determine the level of risk appropriate given the Company’s business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with Board of Director approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Company monitors its interest rate risk as such risk relates to its operating strategies. The Company’s Board of Directors reviews the Company’s interest rate risk position on a quarterly basis. The Company’s Asset/Liability Committee is comprised of the Company’s senior management under the direction of the Board of Directors, with the Committee responsible for reviewing with the Board of Directors its activities and strategies, the effect of those strategies on the Company’s net interest margin, the market value of the portfolio and the effect that changes in the interest rates will have on the Company’s portfolio and its exposure limits. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Company.

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

The Company’s interest rate and market risk profile has not materially changed from the year ended December 31, 2001. Please refer to the Company’s 2001 Form 10-K for further discussion of the Company’s market and interest rate risk.

PART II.—OTHER INFORMATION

Item 1.     Legal Proceedings

The Company is not involved in any legal proceedings of a material nature at this time other than those occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the financial condition of the Company.

Item 2.     Changes in Securities and Use of Proceeds

Not applicable.

Item 3.     Defaults Upon Senior Securities

Not applicable.

Item 4.     Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.     Other Information

Not applicable.

Item 6.     Exhibits and Reports on Form 8-K

a.  Exhibits

11.0	Statement re: Computation of Per Share Earnings (filed herewith)

b.  Reports on Form 8-K

Citizens First Financial Corp. filed a Form 8-K on February 7, 2002 related to the announcement of the 2002 Annual Meeting, the release of 2001 financial results and the declaration of a cash dividend.

Exhibit Index

11.0	Statement re: Computation of Per Share Earnings	15

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CITIZENS FIRST FINANCIAL CORP.

	By:	/s/ C. WILLIAM LANDEFELD
C. William Landefeld President
Date: May 14, 2002

	By:	/s/ DALLAS G. SMILEY
Dallas G. Smiley Chief Financial Officer
Date: May 14, 2002