Form 10-Q
period 2002-06-30
CITIZENS FIRST FINANCIAL CORP
filed 2002-08-14
CIK 1006265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10 — Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002	Commission File No.:	0-27740

CITIZENS FIRST FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	37-1351861 (I.R.S. Employer I.D. No.)

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

The Registrant had 1,485,198 shares of Common Stock outstanding as of July 31, 2002.

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

PART I. — FINANCIAL INFORMATION

Citizens First Financial Corp. and Subsidiary
Condensed Consolidated Balance Sheets
As of June 30, 2002 and December 31, 2001
(in thousands)

	June 30,	December 31,
	2002	2001

ASSETS	(Unaudited)
Cash and due from banks	$4,148	$5,743
Interest-bearing deposits and federal funds sold	19,926	7,188

Cash and cash equivalents	24,074	12,931
Available for sale securities	21,448	15,686
Mortgage loans held for sale	3,185	6,910
Loans	285,458	289,264
Allowance for loan losses	(2,325)	(2,421)

Net loans	283,133	286,843
Land in real estate joint venture	1,155	1,081
Premises and equipment	7,041	7,513
Federal Home Loan Bank of Chicago stock	4,581	4,461
Foreclosed real estate	1,288	618
Other assets	4,928	4,527

Total assets	$350,833	$340,570

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$241,935	$236,643
Long-term debt	73,475	69,643
Other liabilities	2,929	2,831

Total liabilities	318,339	309,117

Minority interest in real estate joint venture	579	541

Commitments and Contingent Liabilities
Stockholders’ Equity
Preferred stock, $.01 par value; authorized and unissued — 1,000,000 shares	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 2,817,500 shares issued and outstanding	28	28
Additional paid-in-capital	27,771	27,686
Retained earnings	25,558	24,371
Accumulated other comprehensive income (loss)	(8)	52
Less:
Treasury shares, 1,319,702 and 1,302,862, respectively	(21,281)	(20,903)
Unallocated employee stock ownership plan shares, 16,100 and 32,200 shares	(153)	(322)

Total stockholders’ equity	31,915	30,912

Total liabilities and stockholders’ equity	$350,833	$340,570

See notes to condensed consolidated financial statements

Citizens First Financial Corp. and Subsidiary
Condensed Consolidated Statements of Income

	For the six	For the six
	months ended	months ended
	June 30, 2002	June 30, 2001

	(Unaudited and in thousands
	except share data)
Interest income:
Interest on loans	$10,607	$11,786
Interest on investments, deposits with banks, federal funds sold and other	716	808

Total interest income	11,323	12,594
Interest expense:
Interest on deposits	4,092	5,825
Interest on borrowings	1,791	1,800

Total interest expense	5,883	7,625

Net interest income	5,440	4,969
Provision for loan losses	230	360

Net interest income after provision for loan losses	5,210	4,609
Noninterest income:
Service charges on deposit accounts	462	459
Net realized losses on sale of available for sale securities	(71)	0
Net gains on loan sales	341	323
Gain on sale of land in joint venture	0	233
Other	219	187

Total noninterest income	951	1,202

Noninterest expense:
Salaries and employee benefits	2,209	2,172
Net occupancy and equipment expenses	637	620
Deposit insurance expense	39	39
Data processing expense	164	140
Other	829	964

Total noninterest expense	3,878	3,935

Income before income tax	2,283	1,876
Income tax expense	886	728

Net income	$1,397	$1,148
Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) on available for sale securities	(103)	25
Less: Reclassification adjustment for losses included in net income	(43)	0

Comprehensive income	$1,337	$1,173

Basic earnings per share	$0.95	$0.77
Weighted average shares outstanding	1,470,907	1,499,236
Diluted earnings per share	$0.88	$0.74
Weighted average shares outstanding	1,589,630	1,551,704

See notes to condensed consolidated financial statements

Citizens First Financial Corp. and Subsidiary
Condensed Consolidated Statements of Income

	For the three	For the three
	months ended	months ended
	June 30, 2002	June 30, 2001

	(Unaudited and in thousands
	except share data)
Interest income:
Interest on loans	$5,173	$5,752
Interest on investments, deposits with banks, federal funds sold and other	398	412

Total interest income	5,571	6,164
Interest expense:
Interest on deposits	1,985	2,904
Interest on borrowings	898	852

Total interest expense	2,883	3,756

Net interest income	2,688	2,408
Provision for loan losses	132	180

Net interest income after provision for loan losses	2,556	2,228
Noninterest income:
Service charges on deposit accounts	237	250
Net realized loss on sale of available for sale securities	(71)	0
Net gains on loan sales	168	218
Gain on sale of land in joint venture	-0-	233
Other	123	111

Total noninterest income	457	812

Noninterest expense:
Salaries and employee benefits	1,092	998
Net occupancy and equipment expenses	315	312
Deposit insurance expense	20	20
Data processing expense	87	70
Other	368	689

Total noninterest expense	1,882	2,089

Income before income tax	1,131	951
Income tax expense	439	369

Net income	$692	$582
Other comprehensive income (loss), net of tax:
Unrealized depreciation on available for sale securities	(65)	(51)
Less: Reclassification adjustment for losses included in net income	(43)	0

Comprehensive income	$670	$531

Basic earnings per share	$0.47	$0.39
Weighted average shares outstanding	1,476,678	1,505,681
Diluted earnings per share	$0.43	$0.37
Weighted average shares outstanding	1,597,931	1,580,421

See notes to condensed consolidated financial statements

CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows

	For the six	For the six
	months ended	months ended
	June 30, 2002	June 30, 2001

	(Unaudited and in thousands)
Operating activities
Net income	$1,397	$1,148
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Provision for loan losses	230	360
ESOP compensation expense	254	216
Incentive plan compensation expense	0	119
Losses on sale of available for sale securities	71	0
Investment securities amortization, net	61	45
Minority interest in net income (loss) of real estate joint venture	(3)	116
Gain on sale of land in real estate joint venture	0	(233)
Net loss on sale of foreclosed property	19	0
Net gains on sale of mortgage loans	(341)	(323)
Net gains from sale of premises and equipment	(26)	0
Depreciation	372	377
Mortgage loans originated for sale	(18,390)	(14,451)
Proceeds from sale of mortgage loans	22,456	12,106
Federal Home Loan Bank dividends	(120)	(157)
Change in:
Other liabilities	168	227
Prepaid expenses and other assets	(363)	5

Net cash provided (used) by operating activities	5,785	(445)

Investing Activities
Purchase of securities available for sale	(13,500)	(4,355)
Proceeds from maturities and principal paydowns
on securities available for sale	2,388	5,700
Proceeds from sales of securities available for sale	5,120	0
Net originations of loans	1,813	452
Proceeds from sale of foreclosed property	978	63
Purchases of premises and equipment	(24)	(102)
Proceeds from sale of premises and equipment	150	0
Investment in land in real estate joint venture	(74)	0
Proceeds from sale of land real estate joint venture	0	548
Proceeds from the minority interest portion of real estate joint venture	41	0
Net distribution to minority interest portion of real estate joint venture	0	(227)

Net cash provided (used) by investing activities	(3,108)	2,079

Financing Activities
Net change in deposits	$5,292	$12,889
Proceeds from borrowings	11,800	26,000
Repayment of borrowings	(7,968)	(34,170)
Purchase of treasury stock shares	(540)	(2)
Cash dividends paid on common stock	(210)	(173)
Exercise of stock options	162	0
Net changes in advances by borrowers for taxes and insurance	(70)	(65)
Net cash provided by financing activities	8,466	4,479

Net change in cash and cash equivalents	11,143	6,113
Cash and cash equivalents, beginning of period	12,931	11,015

Cash and cash equivalents, end of period	$24,074	$17,128

Additional cash flows information:
Interest paid	$5,803	$7,336
Income tax paid	$710	$625
Loans transferred to foreclosed property	$1,667	$215

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

2.    Statement of Information Furnished

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Rule 10-01 of Regulation S-X, and in the opinion of management reflect all adjustments necessary to present a fair statement of the financial position as of June 30, 2002 and December 31, 2001, and the results of operations and cash flows for the six and three months ended June 30, 2002 and 2001. All adjustments to the financial statements were of a normal recurring nature. These results have been determined on the basis of accounting principles generally accepted in the United States of America. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

The condensed consolidated financial statements are those of the Company and the Bank. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, dated January 30, 2002, included in the Company’s 2001 Annual Report to Shareholders.

3.    Earnings Per Share

Basic earnings per share have been computed based upon the weighted average common shares outstanding for the six and three months ended June 30, 2002 and 2001. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Citizens First Financial Corp. (the “Company”) is the holding company for Citizens Savings Bank (the “Bank”). The Bank was originally chartered in 1888 by the State of Illinois and in 1989 became a federally chartered savings bank. The Bank’s principal business consists of the acceptance of retail deposits from the general public in the area surrounding its main and branch offices and the investment of these deposits, together with funds generated from operations and borrowings into loans and investment securities. The Bank originates one-to-four family residential mortgages, commercial, multi-family, construction and land, commercial real estate, agricultural, consumer and other loans. The Bank has a wholly-owned service corporation, CSL Service Corporation (“CSL”), which is an Illinois-chartered corporation that has invested in Williamsburg LLC (“Williamsburg”), a real estate development joint venture. CSL is a 50% owner of Williamsburg, which has two other investors. The accounts of Williamsburg are consolidated into the Company’s financial statements. The 50% of Williamsburg not owned by CSL is recorded as a minority interest.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2002 and DECEMBER 31, 2001

Total assets increased from $340.6 million at December 31, 2001 to $350.8 million at June 30, 2002. The $10.2 million or 3.0% increase was primarily due to the increase in interest-bearing demand deposits, which is included in cash and cash equivalents, and available for sale securities, offset by a decrease in loans and mortgage loans held for sale.

Cash and cash equivalents increased from $12.9 million at December 31, 2001 to $24.1 million at June 30, 2002, an increase of $11.2 million or 86.8%. This increase resulted from an increase in deposits and borrowings, and a decrease in loans and mortgage loans held for sale.

Available for sale securities increased from $15.7 million at December 31, 2001 to $21.4 million at June 30, 2002, an increase of $5.7 million or 36.3%. The increase was primarily due to the purchase of investment securities during the first six months of 2002.

Loans, net of allowance for loan losses and including loans held for sale, decreased from $293.8 million at December 31, 2001 to $286.3 million at June 30, 2002, a decrease of $7.5 million or 2.6%.

The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for losses decreased from $2,421,000 at December 31, 2001 to $2,325,000 at June 30, 2002, a decrease of $96,000 or 4.0%. An allowance for possible loan losses is established based on management’s best judgment, which involves a continuing review of prevailing national and local economic conditions, changes in the size and composition of the portfolio and review of individual problem credits. Growth of the loan portfolio, loss experience, economic conditions, delinquency levels, credit mix, and selected credits are factors that affect judgments concerning the adequacy of the allowance. Actual losses on loans are charged against the allowance.

Non-performing loans, which are loans which are past due 90 days or more, and non-accruing loans, decreased from $5,790,000 at December 31, 2001 to $5,683,000 at June 30, 2002. The ratio of the Company’s allowance for loan losses to total non-performing loans was 40.9% and 41.8% at June 30, 2002 and December 31, 2001, respectively.

Loans delinquent greater than 90 days and still accruing interest increased from $2,613,000 at December 31, 2001 to $3,190,000 at June 30, 2002, an increase of $577,000. As of June 30, 2002, $1,823,000 of this balance was for loans to three borrowers. The first borrower is an aviation firm that has declared bankruptcy and has loans for $1,002,000 that were delinquent greater than 90 days at June 30, 2002. The borrower is attempting to sell the business. Based on the value of the collateral for the loans, the Company does not believe that a loss will be incurred relating to these loans. A second borrower had approximately $532,000 in loans that were delinquent greater than 90 days at June 30, 2002. The collateral for the loans to this borrower are single-family homes and residential lots. The Company believes that the loans have adequate collateral and no material loss is expected to be incurred. The third borrower has a single loan for $289,000. The collateral for this loan is a commercial building. The Company believes that this loan has adequate collateral and no material loss is expected to be incurred. The other $1,367,000 of loans delinquent greater than 90 days at June 30, 2002 are primarily individual residential and consumer loans for which the Company believes that it has adequately reserved for any potential loss.

Non-accruing loans decreased from $3,177,000 at December 31, 2001 to $2,493,000 at June 30, 2002, a decrease of $684,000. As of June 30, 2002, $1,876,000 of the total non-accruing loans pertains to two borrowers. The first borrower, with loans for $1,024,000, is a developer, which had $4.2 million in loans with the Company for the development of 27 residential properties. In August 2000, the developer filed for bankruptcy protection. A bankruptcy trustee is handling the disposition of the developer’s assets. During 2000, the Company charged off $2.8 million of the loans outstanding to the developer. Based on the cash and real estate held by the trustee and the Company’s expected portion of these assets, management believes that there will be no additional losses relative to the developer. The Company is waiting for the bankruptcy trustee to complete the distribution of the proceeds to creditors. The second borrower is a developer with $852,000 in loans. The collateral for these loans are single-family homes and residential lots. The Bank has established a loss reserve of $50,000 for these loans. Based on the value of the collateral, management believes that an adequate loss reserve has been established for these loans. The remaining non-accrual loans, with a balance of $617,000, consist primarily of $356,000 of real estate construction loans and $227,000 of 1-4 family real estate loans. For all of the non-accrual loans, the Company believes that it has adequately reserve for any potential loss. The decrease in non-accrual loans was primarily due to the foreclosure and disposition of approximately $700,000 of loans to a contractor that had been classified as non-accrual at December 31, 2001 and the receipt from the bankruptcy trustee of approximately $590,000 in partial payment on the loans to the first borrower discussed above.

Potential problem loans decreased from $4,941,000 at December 31, 2001 to $4,271,000 at June 30, 2002, a decrease of $670,000. As of June 30, 2002, the total relates to two borrowers. A borrower with a commercial mortgage for a retail development and a residential contractor have potential problem loans of $3,334,000 and $937,000, respectively. At June 30, 2002, the loan for the retail development is not delinquent. The building that serves as the Company’s collateral is leased and, in addition, the borrower has personally guaranteed the loan. Another financial institution has initiated foreclosure proceedings on loans related to the same retail development. The Bank has established a loss reserve of $500,000 for this loan. Based on the value of the collateral, management believes that an adequate loss reserve has been established for this loan. The loans to the residential contractor are current, however due to previous payment problems with this borrower these loans have been classified as potential problem loans. Based on the value of the collateral and the borrower’s income, management does not anticipate a loss on these loans.

Land in real estate joint venture increased from $1,081,000 at December 31, 2001 to $1,155,000 at June 30, 2002, an increase of $74,000 or 6.9%. The increase was due to capital improvements to the real estate development.

Foreclosed assets increased from $618,000 at December 31, 2001 to $1,288,000 at June 30, 2002, an increase of $670,000 or 108.4%. The balance is comprised of primarily 1-4 family residences. Properties being transferred to foreclosed assets are appraised or evaluated and, if required, loss reserves are established by management.

Other assets increased from $4.5 million at December 31, 2001 to $4.9 million at June 30, 2002, an increase of $400,000 or 8.9%. The increase was primarily due to a $251,000 increase in prepaid Federal income tax and a $143,000 increase in mortgage servicing rights.

Deposits increased from $236.6 million at December 31, 2001 to $241.9 million at June 30, 2002, an increase of $5.3 million or 2.2%. The increase was primarily due to an increase of $7.0 million in money market deposits. During the period of low interest rates and stock market volatility in 2002, customers preferred the liquidity and stability of the money market account.

Long-term debt increased from $69.6 million at December 31, 2001 to $73.5 million at June 30, 2002, an increase of $3.9 million or 5.6%.

Other liabilities increased from $2,831,000 at December 31, 2001 to $2,929,000 at June 30, 2002 an increase of $98,000 or 3.5%.

Total stockholders’ equity capital increased by $1.0 million or 3.2%, from $30.9 million at December 31, 2001 to $31.9 million at June 30, 2002. The increase resulted from the earnings of the Company of $1,397,000 for the six months ended June 30, 2002, the recognition of ESOP shares of $254,000, exercised stock options of $162,000, offset by the purchase of treasury shares of $540,000 and the payment of $210,000 in dividends to shareholders.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND JUNE 30, 2001

GENERAL
Net income for the six months ended June 30, 2002 increased by $249,000 from $1,148,000 for the six months ended June 30, 2001 to $1,397,000 for the six months ended June 30, 2002. The increase was primarily due to an increase in net interest income and a decrease in the provision for loan losses offset by a decrease in noninterest income for the first six months of 2002.

INTEREST INCOME
Interest on loans decreased by $1,179,000 or 10.0%, from $11,786,000 for the six months ended June 30, 2001 to $10,607,000 for the six months ended June 30, 2002. Interest on loans decreased due to a 93 basis point decrease in the average yield on loans offset by a $6.4 million increase in the average balance of loans.

Interest on investments decreased from $808,000 for the six months ended June 30, 2001 to $716,000 for the six months ended June 30, 2002, a decrease of $92,000 or 11.4%. The decrease was due to a 266 basis point decrease in the average yield of interest-bearing demand deposits, FHLB stock and investment securities in 2002 offset by a $13.8 million increase in the average balance of these investments.

INTEREST EXPENSE
Interest on deposits decreased by $1,733,000 or 29.8%, from $5,825,000 for the six months ended June 30, 2001 to $4,092,000 for the six months ended June 30, 2002. The decrease was due to a 158 basis point decrease in the average cost of deposits offset by a $10.6 million increase in the average balance of deposits.

Interest on long-term debt decreased by $9,000 or 0.5%, from $1,800,000 for the six months ended June 30, 2001 to $1,791,000 for the six months ended June 30, 2002. There was a 79 basis point decrease in the average cost of borrowing offset by a $10.3 million increase in the average balance of long-term debt.

PROVISION FOR LOAN LOSSES
The provision for loan losses was $230,000 for the six months ended June 30, 2002 and $360,000 for the six months ended June 30, 2001. The provision for both periods reflects management’s analysis of the Company’s loan portfolio based on information which is currently available to it at such time. In particular, management considers the level of non-performing loans and potential problem loans. While management believes that the allowance for loan losses is sufficient based on information currently available, no assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank’s allowance for losses which may adversely affect net income.

NONINTEREST INCOME
Total noninterest income decreased by $251,000 or 20.8%, from $1,202,000 for the six months ended June 30, 2001 to $951,000 for the six months ended June 30, 2002. The decrease was primarily due to a decrease of $233,000 in gains on sale of land in joint venture during 2001and a $71,000 net realized loss on the sale of available for sale securities in 2002.

NONINTEREST EXPENSE
Total noninterest expense decreased by $57,000 or 1.4%, from $3,935,000 for the six months ended June 30, 2001 to $3,878,000 for the six months ended June 30, 2002. The decrease was due primarily to a $119,000 decrease in the minority interest in net income of real estate joint venture.

INCOME TAX EXPENSE
Total income tax expense was $886,000 for the six months ended June 30, 2002, compared to $728,000 for the six months ended June 30, 2001. The increase is attributable to an increase in taxable income for the six months ended June 30, 2002. The effective tax rate was 38.8% for the six months ended June 30, 2002 and 2001.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2002 and JUNE 30, 2001

GENERAL
Net income for the three months ended June 30, 2002 increased by $110,000 from $582,000 for the three months ended June 30, 2001 to $692,000 for the three months ended June 30, 2002. The increase was due primarily to an increase in net interest income and a decrease in noninterest expense, offset by a decrease in noninterest income.

INTEREST INCOME
Interest on loans decreased by $579,000 or 10.1%, from $5,752,000 for the three months ended June 30, 2001 to $5,173,000 for the three months ended June 30, 2002. Interest on loans decreased due to a decrease in the average yield on loans outstanding of 91 basis points offset by $3.5 million increase in the average balance of outstanding loans.

Interest on investments decreased from $412,000 for the three months ended June 30, 2001 to $398,000 for the three months ended June 30, 2002, a decrease of $14,000 or 3.4%. The decrease was due to a 266 basis point decrease in the average yield of interest-bearing demand deposits, FHLB stock and investment securities in 2002. There was a $20.4 million increase in the average balance of investments and interest-bearing deposits.

INTEREST EXPENSE
Interest on deposits decreased by $919,000 or 31.6%, from $2,904,000 for the three months ended June 30, 2001 to $1,985,000 for the three months ended June 30, 2002. The decrease was primarily due to a 169 basis point decrease in the average cost of deposits, offset by a $10.9 million increase in the average balance of deposits.

The interest on long-term debt increased by $46,000 or 5.4%, from $852,000 for the three months ended June 30, 2001 to $898,000 for the three months ended June 30, 2002 as a result of a $12.9 million increase in average borrowings, offset by a 74 basis point decrease in the average cost of borrowings.

PROVISION FOR LOAN LOSSES
The provision for loan losses was $132,000 for the three months ended June 30, 2002 and $180,000 for the three months ended June 30, 2001, a decrease of $48,000 or 26.7%.

NONINTEREST INCOME
Total noninterest income decreased by $355,000 or 43.7%, from $812,000 for the three months ended June 30, 2001 to $457,000 for the three months ended June 30, 2002. The gain on sale of land in real estate joint venture decreased by $233,000 due to no lot sales in 2002. Net gains on loan sales decreased from $218,000 for the three months ended June 30, 2001 to $168,000 for the three months ended June 30, 2002, a decrease of $50,000 or 22.9%. There was a $71,000 net loss on the sale of available for sale securities in 2002.

NONINTEREST EXPENSES
Salaries and employee benefits expense increased by $94,000 or 9.4%, from $998,000 in 2001 to $1,092,000 in 2002. There was a $119,000 decrease in minority interest in net income of real estate joint venture due to no lot sales in 2002.

INCOME TAX EXPENSE
Total income tax expense was $439,000 for the three months ended June 30, 2002, compared to $369,000 for the three months ended June 30, 2001, an increase of $70,000 or 19.0%. The increase was attributable to the increased taxable income for the three months ended June 30, 2002. The effective tax rate was 38.8% for the three months ended June 30, 2002 and 2001.

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

At June 30, 2002, the Bank exceeded all of its regulatory capital requirements with Tier 1 capital of $29.8 million, or 8.6% of average total assets, which is above the required level of $13.9 million or 4.0%; and risk-based capital of $32.1 million or 13.1% of risk-weighted assets, which is above the required level of $19.6 million or 8.0%.

The Company’s most liquid assets are cash and interest-bearing demand accounts. The level of these accounts is dependent on the operating, financing, lending and investing activities during any given period. At June 30, 2002 cash and interest-bearing deposits totaled $24.1 million.

The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances, loan sales, brokered deposits and Fed funds. At June 30, 2002, the Bank had outstanding advances with the FHLB of $69.2 million. The FHLB maintains two limitations on borrowing availability based on (1) FHLB stock ownership and (2) total assets. The Bank currently meets the stock limitation; however, this limit may be raised by the purchase of additional FHLB stock. Based on the total assets limitations, the Bank may increase its borrowings with the FHLB by approximately $51.3 million. The ability to borrow this amount would require meeting regulatory mandated loan and collateral limits. Depending upon market conditions and the pricing of deposit products and FHLB borrowings, the Bank may utilize FHLB advances to fund loan originations.

At June 30, 2002 the Bank had commitments to originate loans and unused lines of credit totaling $25.4 million. Certificate accounts which are scheduled to mature in one year or less from June 30, 2002 totaled $108.7 million. The Bank anticipates that it will have sufficient funds to meet its current commitments and maturing deposits.

Current Accounting Issues

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that all business combinations be accounted for using the purchase method of accounting and requires separate recognition of intangible assets that meet certain criteria. This statement applies to all business combinations after June 30, 2001. SFAS No. 142 requires that an intangible asset that is acquired shall be initially recognized and measured based on its fair value. This statement also provides that goodwill should not be amortized, but shall be tested for impairment annually, or more frequently if circumstances indicate potential impairment, through a comparison of fair value to its carrying amount. The Company has no goodwill or intangible assets and therefore the adoption of these statements had no impact on the Company’s financial condition or results of operation.

In July, 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations” was issued. SFAS No. 143 establishes standards for accounting and reporting of obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. SFAS No. 143 is effective June 15, 2002. The adoption of this standard did not have an impact on the Company.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sources of market risk include interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. The Company is only subject to interest rate risk. The Company purchased no financial instruments for trading purposes during the three and six months ended June 30, 2002 and 2001.

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

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any legal proceedings of a material nature at this time other than those occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the financial condition of the Company.

Item 2. Changes in Securities and Use of Proceeds
Not applicable.

Item 3. Defaults Upon Senior Securities
Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders
a	The Company’s Annual Meeting of Shareholders was held on April 22, 2002.
b	See Item 4-c below.
c	At such meeting the shareholders approved the following matters:

1.	The election of the following individuals as Directors:

	Votes For	Votes Withheld	Term

C. William Landefeld	1,358,293	33,048	3 years
Harold L. Hoeferle	1,374,782	16,559	3 years
Martin L. Hogan	1,374,432	16,909	3 years

Additionally, the following individuals are the other Directors whose terms of office as Directors continued after the meeting:

Dr. Lowell M. Thompson Ronald C. Wells L. Carl Borngasser Arthur W. Mier

2.	The ratification of BKD, LLP as independent auditor of the Company for the fiscal year ending December 31, 2002 as reflected by 1,381,064 votes for, 8,699 votes against and 1,578 abstentions.

Item 5. Other Information
Not applicable.

Item 6. Exhibits and Reports on Form 8-K
a. Exhibits
11.0 Statement re: Computation of Per Share Earnings (filed herewith)
99.1 Certification of C. William Landefeld
99.2 Certification of Dallas G. Smiley

b. Reports on Form 8-K
Citizens First Financial Corp. filed the following Form 8-K during the quarter ended June 30, 2002: None

Exhibit Index

11.0	Statement re: Computation of Per Share Earnings	20
99.1	Certification of C. William Landefeld	22
99.2	Certification of Dallas G. Smiley	23

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Citizens First Financial Corp.

Date:	August 14, 2002	/s/ C. William Landefeld C. William Landefeld President

Date:	August 14, 2002	/s/ Dallas G. Smiley Dallas G. Smiley Chief Financial Officer