Form 10-Q
period 2002-09-30
CITIZENS FIRST FINANCIAL CORP
filed 2002-11-15
CIK 1006265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10–Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002                                                                                     Commission File No.: 0-27740

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

(1)    Yes  x  No
(2)    Yes  x  No

The Registrant had 1,465,983 shares of Common Stock outstanding as of October 31, 2002.

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
Condensed Consolidated Balance Sheets
As of September 30, 2002 and December 31, 2001
(in thousands)

	September 30,	December 31,
	2002	2001

ASSETS	(Unaudited)

Cash and due from banks	$7,097	$5,743

Interest-bearing deposits and federal funds sold	12,401	7,188

Cash and cash equivalents	19,498	12,931

Available for sale securities	22,565	15,686

Mortgage loans held for sale	6,240	6,910

Loans	287,494	289,264

Allowance for loan losses	(2,621)	(2,421)

Net loans	284,873	286,843

Land in real estate joint venture	1,021	1,081

Premises and equipment	6,899	7,513

Federal Home Loan Bank of Chicago stock	4,639	4,461

Foreclosed real estate	1,925	618

Mortgage servicing rights, net of valuation allowances of $323,000 and $-0-, respectively	375	787

Other assets	4,134	3,959

Total assets	$352,169	$340,789

LIABILITIES AND STOCKHOLDERS’ EQUITY

Liabilities

Deposits	$243,310	$236,643

Long-term debt	73,400	69,643

Other liabilities	2,970	3,050

Total liabilities	319,680	309,336

Minority interest in real estate joint venture	511	541

Commitments and Contingent Liabilities

Stockholders’ Equity

Preferred stock, $.01 par value Authorized and unissued – 1,000,000 shares	—	—

Common stock, $.01 par value; authorized 8,000,000 shares; 2,817,500 shares issued and outstanding	28	28

Additional paid-in-capital	27,860	27,686

Retained earnings	25,832	24,371

Accumulated other comprehensive income	131	52

Less:

Treasury shares, 1,346,017 and 1,302,862, respectively	(21,792)	(20,903)

Unallocated employee stock ownership plan shares, 8,050 and 32,200 shares	(81)	(322)

Total stockholders’ equity	31,978	30,912

Total liabilities and stockholders’ equity	$352,169	$340,789

         See notes to condensed consolidated financial statements

Citizens First Financial Corp. and Subsidiary
Condensed Consolidated Statements of Income

	For the nine	For the nine
	months ended	months ended
	September 30, 2002	September 30, 2001

	(Unaudited and in thousands
	except share data)
Interest on loans	$15,728	$17,473

Interest on investments, deposits with banks,
federal funds sold and other	1,139	1,215

Total interest income	16,867	18,688

Interest expense:

Interest on deposits	5,959	8,645

Interest on borrowings	2,699	2,677

Total interest expense	8,658	11,322

Net interest income	8,209	7,366

Provision for loan losses	725	540

Net interest income after provision for loan losses	7,484	6,826

Noninterest income:

Service charges on deposit accounts	707	666

Net realized losses on sale of available for sale securities	(71)	0

Net gains on loan sales	505	563

Impairment of mortgage security rights	(323)	0

Gain on sale of land in joint venture	269	341

Other	229	288

Total noninterest income	1,316	1,858

Noninterest expense:

Salaries and employee benefits	3,274	3,316
Net occupancy and equipment expenses	952	989

Deposit insurance expense	59	59

Data processing expense	243	198

Other	1,241	1,333

Minority interest in net income of real estate joint venture	128	167

Total noninterest expense	5,897	6,062

Income before income tax	2,903	2,622

Income tax expense	1,127	1,018

Net income	$1,776	$1,604

Other comprehensive income, net of tax:

Unrealized appreciation on available for sale securities	36	98

Less: Reclassification adjustment for losses included In net income	(43)	0

Comprehensive income	$1,855	$1,702

Basic earnings per share	$1.21	$1.07

Weighted average shares outstanding	1,470,772	1,503,533

Diluted earnings per share	$1.12	$1.02

Weighted average shares outstanding	1,593,820	1,573,223

         See notes to condensed consolidated financial statements

Citizens First Financial Corp. and Subsidiary
Condensed Consolidated Statements of Income

	For the three	For the three
	months ended	months ended
	September 30, 2002	September 30, 2001

	(Unaudited and in thousands
	except share data)
Interest income:

Interest on loans	$5,121	$5,687

Interest on investments, deposits with banks, federal funds sold and other	423	407

Total interest income	5,544	6,094

Interest expense:

Interest on deposits	1,867	2,820

Interest on borrowings	908	877

Total interest expense	2,775	3,697

Net interest income	2,769	2,397
Provision for loan losses	495	180

Net interest income after provision for loan losses	2,274	2,217

Noninterest income:

Service charges on deposit accounts	245	207

Net gains on loan sales	164	240

Impairment of mortgage servicing rights	(323)	0

Gain on sale of land in joint venture	269	108

Other	10	101

Total noninterest income	365	656

Noninterest expense:

Salaries and employee benefits	1,065	1,144

Net occupancy and equipment expenses	315	368

Deposit insurance expense	20	20

Data processing expense	79	58

Other	412	486

Minority interest in net income of real estate joint venture	128	51

Total noninterest expense	2,019	2,127

Income before income tax	620	746

Income tax expense	241	290

Net income	$379	$456

Other comprehensive income (loss), net of tax:

Unrealized appreciation on available for sale securities	139	73

Comprehensive income	$518	$529

Basic earnings per share	$0.26	$0.30

Weighted average shares outstanding	1,470,502	1,512,128

Diluted earnings per share	$0.24	$0.28

Weighted average shares outstanding	1,602,200	1,612,541

         See notes to condensed consolidated financial statements

CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows

	For the nine	For the nine
	months ended	months ended
	September 30, 2002	September 30, 2001

	(Unaudited and in thousands)
Operating activities

Net income	$1,776	$1,604

Adjustments to reconcile net income to net cash

provided (used) by operating activities:

Provision for loan losses	725	540

ESOP compensation expense	416	338

Incentive plan compensation expense	0	179

Losses on sale of available for sale securities	71	0

Investment securities amortization, net	93	78

Minority interest in net income of real estate joint venture	128	167

Gain on sale of land in real estate joint venture	(269)	(341)

Net loss on sale of foreclosed property	18	9

Net gains on sale of mortgage loans	(505)	(563)
Impairment of mortgage servicing rights	323	0

Amortization of mortgage servicing rights	204	126

Net gains from sale of premises and equipment	(26)	0

Depreciation	557	608

Mortgage loans originated for sale	(35,721)	(26,136)

Proceeds from sale of mortgage loans	36,781	27,663

Federal Home Loan Bank dividends	(178)	(227)

Change in:

Other assets	(394)	(188)

Other liabilities	223	146

Net cash provided by operating activities	4,222	4,003

Investing Activities
Purchase of securities available for sale	(15,443)	(7,475)

Proceeds from maturities and principal paydowns on securities available for sale	3,407	8,301

Proceeds from sales of securities available for sale	5,120	0

Net changes in loans	(1,282)	(3,191)

Proceeds from sale of foreclosed property	1,202	243

Purchases of premises and equipment	(67)	(146)

Proceeds from sale of premises and equipment	150	0

Investment in land in real estate joint venture	(203)	(296)

Proceeds from sale of land real estate joint venture	532	784

Proceeds from the minority interest portion of real estate joint venture	0	0

Net distribution to minority interest portion of real estate joint venture	(158)	(216)

Net cash used by investing activities	(6,742)	(1,996)

	For the nine	For the nine
	months ended	months ended
	September 30, 2002	September 30, 2001

	(Unaudited and in thousands)
Financing Activities

Net change in deposits	$6,667	$7,895

Proceeds from borrowings	11,800	31,000

Repayment of borrowings	(8,043)	(34,255)

Purchase of treasury stock shares	(1,052)	(364)

Cash dividends paid on common stock	(315)	(267)

Exercise of stock options	162	16

Net changes in advances by borrowers for taxes and insurance	(132)	(419)

Net cash provided by financing activities	9,087	3,606

Net change in cash and cash equivalents	6,567	5,613

Cash and cash equivalents, beginning of period	12,931	11,015

Cash and cash equivalents, end of period	$19,498	$16,628

Additional cash flows information:

Interest paid	$8,504	$11,232

Income tax paid	$1,103	$682

Loans transferred to foreclosed property	$2,527	$428

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

2.     Statement of Information Furnished

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Rule 10-01 of Regulation S-X, and in the opinion of management reflect all adjustments necessary to present a fair statement of the consolidated financial position as of September 30, 2002 and December 31, 2001, and the consolidated statements of income and cash flows for the nine and three months ended September 30, 2002 and 2001. All adjustments to the financial statements were of a normal recurring nature. These results have been determined on the basis of accounting principles generally accepted in the United States of America. The results of operations for the nine and three months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.

The condensed consolidated financial statements are those of the Company and the Bank. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, dated January 30, 2002, included in the Company’s 2001 Annual Report to Shareholders.

3.     Earnings Per Share

Basic earnings per share have been computed based upon the weighted average common shares outstanding for the nine and three months ended September 30, 2002 and 2001. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

4.     Current Accounting Issues

In July, 2001, SFAS No. 143, “Accounting for Asset Retirement Obligations” was issued. SFAS No. 143 establishes standards for accounting and reporting of obligations associated with the retirement of tangible long-lived assets and associated asset retirement costs. SFAS No. 143 is effective for years beginning after June 15, 2002. Management does not expect the adoption of this standard to have a material impact on the Company.

In October 2001, SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” was issued. Under SFAS No. 144, long-lived assets to be sold within one year must be separately identified and carried at the lower of carrying value or fair value less costs to sell.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2002 and DECEMBER 31, 2001

Total assets increased from $340.8 million at December 31, 2001 to $352.2 million at September 30, 2002. The $11.4 million or 3.3% increase was primarily due to the increase in interest-bearing demand deposits, which is included in cash and cash equivalents, available for sale securities, partially offset by a decline in loans.

Cash and cash equivalents increased from $12.9 million at December 31, 2001 to $19.5 million at September 30, 2002 an increase of $6.6 million or 51.2%. This increase resulted from an increase in deposits and borrowings.

Available for sale securities increased from $15.7 million at December 31, 2001 to $22.6 million at September 30, 2002, an increase of $6.9 million or 43.9%. The increase was primarily due to the purchase of investment securities during the first nine months of 2002.

Loans, net of allowance for loan losses and including loans held for sale, decreased from $293.8 million at December 31, 2001 to $291.1 million at September 30, 2002, a decrease of $2.7 million or 0.9%.

The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for losses increased from $2,421,000 at December 31, 2001 to $2,621,000 at September 30, 2002, an increase of $200,000 or 8.3%. An allowance for possible loan losses is established based on management’s best judgment, which involves a continuing review of prevailing national and local economic conditions, changes in the size and composition of the portfolio and review of individual problem credits. Growth of the loan portfolio, loss experience, economic conditions, delinquency levels, credit mix, and selected credits are factors that affect judgments concerning the adequacy of the allowance. Actual losses on loans are charged against the allowance.

Non-performing loans, which are loans which are past due 90 days or more, and non-accruing loans, decreased from $5,790,000 at December 31, 2001 to $3,526,000 at September 30, 2002, a decrease of $2,264,000 or 39.1%. The ratio of the Company’s allowance for loan losses to total non-performing loans was 74.3% and 41.8% at September 30, 2002 and December 31, 2001, respectively.

Loans delinquent greater than 90 days and still accruing interest, decreased from $2,613,000 at December 31, 2001 to $1,377,000 at September 30, 2002, a decrease of $1,236,000. The collateral for these loans is primarily 1-4 family mortgages. The decrease was primarily attributable to the repayment of $1,057,000 in loans to one commercial borrower.

Non-accruing loans decreased from $3,177,000 at December 31, 2001 to $2,149,000 at September 30, 2002, a decrease of $1,028,000. As of September 30, 2002, $1,534,000 of the total non-accruing loans pertains to two borrowers. The first borrower, with loans for $1,045,000, is a developer, which had $4.2 million in loans with the Company for the development of 27 residential properties. In August 2000, the developer filed for bankruptcy protection. A bankruptcy trustee is handling the disposition of the developer’s assets. During 2000, the Company charged off $2.8 million of the loans outstanding to the developer. Subsequent to September 30, 2002, the bank received an additional payment of $942,000 from the bankruptcy trustee for this loan, leaving a balance of $103,000. Based on the assets held by the trustee and the Company’s expected portion of these remaining assets, management believes that there will be no additional losses relative to the developer. The second borrower is a developer with $489,000 in loans. The collateral for these loans are single-family homes and residential lots. The Bank has established a loss reserve of $120,000 for these loans. Based on the value of the collateral, management believes that an adequate loss reserve has been established for these loans. The remaining non-accrual loans, with a balance of $615,000, consist primarily of $173,000 of real estate construction loans and $321,000 of 1-4 family real estate loans. For all of the non-accrual loans, the Company believes that it has adequately reserve for any potential loss. The decrease in non-accrual loans was primarily due to the foreclosure and disposition of approximately $700,000 of loans to a contractor that had been classified as non-accrual at December 31, 2001 and the receipt from the bankruptcy trustee of approximately $590,000 in partial payment on the loans to the borrower discussed above.

Potential problem loans decreased from $4,941,000 at December 31, 2001 to $4,052,000 at September 30, 2002, a decrease of $889,000. As of September 30, 2002, the total relates to two borrowers. A borrower with a commercial mortgage for a retail development and a residential contractor have potential problem loans of $3,334,000 and $718,000, respectively. At September 30, 2002, the loan for the retail development is not delinquent. The building that serves as the Company’s collateral is leased and, in addition, the borrower has personally guaranteed the loan. During the third quarter of 2002, the borrower filed a lawsuit for the removal of the personal guarantee from this loan. Another financial institution has initiated foreclosure proceedings on loans related to the same retail development. The Bank has established a loss reserve of $500,000 for this loan. Based on the value of the collateral, management believes that an adequate loss reserve has been established for this loan. The loans to the residential contractor are current. However, due to previous payment problems with this borrower these loans have been classified as potential problem loans. The Bank has established a reserve of $137,000 for the loans to the residential contractor. Based on the value of the collateral and the borrower’s income, management does not anticipate additional losses on these loans.

Land in real estate joint venture decreased from $1,081,000 at December 31, 2001 to $1,021,000 at September 30, 2002, a decrease of $60,000 or 5.6%. The decrease was due to sales of property offset by capital improvements to the real estate development.

Foreclosed real estate increased from $618,000 at December 31, 2001 to $1,925,000 at September 30, 2002, an increase of $1,307,000 or 211.5%. The balance is comprised of primarily 1-4 family residences. Properties being transferred to foreclosed assets are appraised or evaluated and, if required, loss reserves are established by management.

Mortgage servicing rights decreased from $787,000 at December 31, 2001 to $375,000 at September 30, 2002, a decrease of $412,000 or 52.4%. The decrease was due to the amortization of $204,000 of mortgage servicing rights and an identified impairment of $323,000, offset by newly capitalized assets of $115,000. The amortization and impairment were a result of increased prepayment speeds due to decreases in interest rates. The decline in long-term interest rates resulted in an increase in the projected rate at which loans serviced for others are expected to prepay, thereby shortening their expected lives. When the mortgage servicing rights were valued in the current environment with shorter lives, the assets had less value, and an impairment was identified. The impairment of $323,000 was charged against current earnings. At September 30, 2002 loans serviced for others included $96.5 million in one-to-four family residential mortgages.

Deposits increased from $236.6 million at December 31, 2001 to $243.3 million at September 30, 2002, an increase of $6.7 million or 2.8%. The increase was primarily due to an increase of $8.2 million in money market deposits. During the period of low interest rates and stock market volatility in 2002, customers preferred the liquidity and stability of the money market account.

Long-term debt increased from $69.6 million at December 31, 2001 to $73.4 million at September 30, 2002, an increase of $3.8 million or 5.5%.

Total stockholders’ equity increased by $1.1 million or 3.6%, from $30.9 million at December 31, 2001 to $32.0 million at September 30, 2002. The increase resulted from the earnings of the Company of $1,776,000 for the nine months ended September 30, 2002, the recognition of ESOP shares of $416,000, exercised stock options of $162,000, offset by the purchase of treasury shares of $889,000 and the payment of $315,000 in dividends to shareholders.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 and SEPTEMBER 30, 2001

GENERAL

Net income for the nine months ended September 30, 2002 increased by $172,000 or 10.7%, from $1,604,000 for the nine months ended September 30, 2001 to $1,776,000 for the nine months ended September 30, 2002. The increase was primarily due to an increase in net interest income offset by an increase in the provision for loan losses and an impairment charge for mortgage servicing rights.

INTEREST INCOME

Interest on loans decreased by $1,745,000 or 10.0%, from $17,473,000 for the nine months ended September 30, 2001 to $15,728,000 for the nine months ended September 30, 2002. Interest on loans decreased due to a 90 basis point decrease in the average yield on loans offset by a $4.8 million increase in the average balance of loans.

Interest on investments decreased from $1,215,000 for the nine months ended September 30, 2001 to $1,139,000 for the nine months ended September 30, 2002, a decrease of $76,000 or 6.3%. The decrease was due to a 257 basis point decrease in the average yield of interest-bearing demand deposits, FHLB stock and investment securities in 2002 offset by a $13.8 million increase in the average balance of these investments.

INTEREST EXPENSE

Interest on deposits decreased by $2,686,000 or 31.1%, from $8,645,000 for the nine months ended September 30, 2001 to $5,959,000 for the nine months ended September 30, 2002. The decrease was due to a 170 basis point decrease in the average cost of deposits offset by a $8.4 million increase in the average balance of deposits.

Interest on long-term debt increased by $22,000 or 0.8%, from $2,677,000 for the nine months ended September 30, 2001 to $2,699,000 for the nine months ended September 30, 2002. There was an 82 basis point decrease in the average cost of borrowing offset by a $10.1 million increase in the average balance of long-term debt.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased to $725,000 for the nine months ended September 30, 2002, from $540,000 for the nine months ended September 30, 2001, an increase of $185,000 or 34.3%. The provision for both periods reflects management’s analysis of the Company’s loan portfolio based on information, which is currently available to it at such time. In particular, management considers the level of non-performing loans and potential problem loans. While management believes that the allowance for loan losses is sufficient based on information currently available, no assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Bank’s allowance for losses which may adversely affect net income.

NONINTEREST INCOME

Total noninterest income decreased by $542,000 or 29.2%, from $1,858,000 for the nine months ended September 30, 2001 to $1,316,000 for the nine months ended September 30, 2002. The decrease was primarily due to a decrease of $58,000 in net loan sale gains, a $323,000 mortgage servicing rights impairment, a decrease of $72,000 in gains on sale of land in joint venture and a $71,000 net realized loss on the sale of available for sale securities in 2002. The mortgage servicing rights impairment was due to the high level of mortgage loan prepayment activity in 2002.

NONINTEREST EXPENSE

Total noninterest expense decreased by $165,000 or 2.7%, from $6,062,000 for the nine months ended September 30, 2001 to $5,897,000 for the nine months ended September 30, 2002. The decrease was primarily attributable to a $39,000 decrease in the minority interest in net income of a real estate joint venture, a $42,000 decrease in salaries and employee benefits due to the completion in 2001 of an employee stock-based incentive program and a $92,000 decrease in other noninterest expense primarily due to a $60,000 decrease in other professional fees.

INCOME TAX EXPENSE

Total income tax expense was $1,127,000 for the nine months ended September 30, 2002, compared to $1,018,000 for the nine months ended September 30, 2001. The increase is attributable to an increase in taxable income for the nine months ended September 30, 2002. The effective tax rate was 38.8% for the nine months ended September 30, 2002 and 2001.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 and SEPTEMBER 30, 2001

GENERAL

Net income for the three months ended September 30, 2002 decreased by $77,000 from $456,000 for the three months ended September 30, 2001 to $379,000 for the three months ended September 30, 2002. The decrease was due primarily to the $76,000 change in the net gains on loan sales, an impairment of mortgage servicing rights of $323,000, and a $315,000 increase in the provision for loan losses offset by a $372,000 increase in net interest income and increased net income from the real estate joint venture.

INTEREST INCOME

Interest on loans decreased by $566,000 or 10.0%, from $5,687,000 for the three months ended September 30, 2001 to $5,121,000 for the three months ended September 30, 2002. Interest on loans decreased due to a decrease in the average yield on loans outstanding of 81 basis points offset by $2.6 million increase in the average balance of outstanding loans.

Interest on investments increased from $407,000 for the three months ended September 30, 2001 to $423,000 for the three months ended September 30, 2002, an increase of $16,000 or 3.9%. The increase was due to a $12.9 million increase in the average balance of investment securities, FHLB stock and interest-bearing deposits offset by a 196 basis point decrease in the average yield of these assets in 2002.

INTEREST EXPENSE

Interest on deposits decreased by $953,000 or 33.8%, from $2,820,000 for the three months ended September 30, 2001 to $1,867,000 for the three months ended September 30, 2002. The decrease was primarily due to a 188 basis point decrease in the average cost of deposits, offset by a $4.2 million increase in the average balance of deposits.

The interest on long-term debt increased by $31,000 or 3.5%, from $877,000 for the three months ended September 30, 2001 to $908,000 for the three months ended September 30, 2002 as a result of a $9.7 million increase in average borrowings, offset by a 74 basis point decrease in the average cost of borrowings.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $495,000 for the three months ended September 30, 2002 and $180,000 for the three months ended September 30, 2001, an increase of $315,000 or 175.0%. The increase was primarily to reserve for additional anticipated losses on loans to borrowers that had previously been identified as substandard.

NONINTEREST INCOME

Total noninterest income decreased by $291,000 or 44.3%, from $656,000 for the three months ended September 30, 2001 to $365,000 for the three months ended September 30, 2002. The decrease was due primarily to a decrease in gains on loan sales and the impairment of mortgage servicing rights. Net gains on loan sales decreased by $76,000. The $323,000 impairment of mortgage servicing rights was due to a high level of mortgage loan prepayment activity in the third quarter of 2002. Other noninterest income decreased primarily due to decreased sold loan servicing fees.

NONINTEREST EXPENSES

Total noninterest expense decreased from $2,127,000 for the three moths ended September 30, 2001 to $2,019,000 for the three months ended September 30, 2002, a decrease of $108,000 or 5.1%. The decrease was primarily attributable to decreases for the three months ended September 30, 2002 of $79,000 in salaries and employee benefits expenses and $53,000 in net occupancy and equipment expenses.

INCOME TAX EXPENSE

Total income tax expense was $241,000 for the three months ended September 30, 2002, compared to $290,000 for the three months ended September 30, 2001, a decrease of $49,000 or 16.9%. The decrease was attributable to the decreased taxable income for the three months ended September 30, 2002. The effective tax rate was 38.9% for the three months ended September 30, 2002 and 2001.

CRITICAL ACCOUNTING POLICIES

The notes to the consolidated financial statements contain a summary of the Company’s significant accounting policies, including significant estimates, presented on pages 23 through 25 of the Annual Report to Shareholders for the year ended December 31, 2001. Certain of these policies are important for the portrayal of the Company’s financial condition, since they require management to make difficult, complex or subjective judgments, some of which may relate to matters that are inherently uncertain. Management believes that its critical accounting policies and significant estimates include determining the allowance for loan losses, the valuation of loan servicing rights and the valuation of foreclosed real estate.

Allowance for Loan Losses

The allowance for loan losses is a significant estimate that can and does change based on management’s assumptions about specific borrowers and current general and economic and business conditions, among other factors. Management reviews the adequacy of the allowance for loan losses on at least a quarterly basis. The evaluation by management includes consideration of past loss experience, changes in the composition of the loan portfolio, the current economic condition and amount of loans outstanding, identified problem loans and the probability of collecting all amounts due.

The determination of the adequacy of the allowance for loan losses is based on estimates that are particularly susceptible to significant changes in the economic environment and market conditions. A worsening or protracted economic decline would increase the likelihood of additional losses due to credit and market risk and could create the need for additional loss reserves.

Mortgage Servicing Rights

The Company recognizes the rights to service loans as separate assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and loan servicing rights based on the relative fair value of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the loan servicing rights include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from mortgage servicing in the income statement. As of September 30, 2002 and December 31, 2001, mortgage servicing rights had carrying values of $375,000 and $761,000, respectively, net of valuation allowances of $323,000 and $-0-, respectively.

Foreclosed Real Estate

Foreclosed real estate is carried at the lower of cost or fair value less estimated selling costs. Management estimates the fair value of the properties based on current appraisal information. Fair value estimates are particularly susceptible to significant changes in the economic environment, market conditions, and the real estate market. A worsening or protracted economic decline would increase the likelihood of a decline in property values and could create the need to write down the properties through current operations.

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

At September 30, 2002, the Bank exceeded all of its regulatory capital requirements with Tier 1 capital of $30.4 million, or 8.8% of average total assets, which is above the required level of $13.8 million or 4.0%; and risk-based capital of $33.0 million or 13.4% of risk-weighted assets, which is above the required level of $19.7 million or 8.0%.

The Company’s most liquid assets are cash and interest-bearing demand accounts. The level of these accounts is dependent on the operating, financing, lending and investing activities during any given period. At September 30, 2002 cash and interest-bearing deposits totaled $19.5 million.

The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances, loan sales, brokered deposits and Fed funds. At September 30, 2002, the Bank had outstanding advances with the FHLB of $69.2 million. The FHLB maintains two limitations on borrowing availability based on (1) FHLB stock ownership and (2) total assets. The Bank currently meets the stock limitation; however, this limit may be raised by the purchase of additional FHLB stock. Based on the total assets limitations, the Bank may increase its borrowings with the FHLB by approximately $52.1 million. The ability to borrow this amount would require meeting regulatory mandated loan and collateral limits. Depending upon market conditions and the pricing of deposit products and FHLB borrowings, the Bank may utilize FHLB advances to fund loan originations.

At September 30, 2002 the Bank had commitments to originate loans and unused lines of credit totaling $29.1 million. Certificate accounts which are scheduled to mature in one year or less from September 30, 2002 totaled $107.7 million. The Bank anticipates that it will have sufficient funds to meet its current commitments and maturing deposits.

Item 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sources of market risk include interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. The Company is only subject to interest rate risk. The Company purchased no financial instruments for trading purposes during the three and nine months ended September 30, 2002 and 2001.

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

Item 4. CONTROLS AND PROCEDURES

(a)	Disclosure controls and procedures. Within 90 days before filing this report, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. C. William Landefeld, our President and Chief Executive Officer, and Dallas G. Smiley, our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Landefeld and Smiley concluded that, as of the date of their evaluation, our disclosure controls were effective.

(b)	Internal controls. Since the date of the evaluation described above, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

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

Item 6. Exhibits and Reports on Form 8-K

                  a. Exhibits

11.0 Statement re: Computation of Per Share Earnings (filed herewith)

99.1 Certification of C. William Landefeld

99.2 Certification of Dallas G. Smiley

                  b. Reports on Form 8-K

                           Citizens First Financial Corp. filed the following Form 8-K during the quarter ended September 30, 2002: None

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Citizens First Financial Corp.

Date:	November 14, 2002	/s/ C. William Landefeld C. William Landefeld President

Date:	November 14, 2002	/s/ Dallas G. Smiley Dallas G. Smiley Chief Financial Officer

CERTIFICATIONS

I, C. William Landefeld, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Citizens First Financial Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ C. William Landefeld C. William Landefeld Chief Executive Officer

I, Dallas G. Smiley, Chief Financial Officer, certify that:

7.	I have reviewed this quarterly report on Form 10-Q of Citizens First Financial Corp.;

8.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

11.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

c)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

12.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:November 14, 2002	/s/ Dallas G. Smiley Dallas G. Smiley Chief Financial Officer

Exhibit Index

11.0	Statement re: Computation of Per Share Earnings	23

99.1	Certification of C. William Landefeld	25

99.2	Certification of Dallas G. Smiley	26