Form 10-K
period 2002-12-31
CITIZENS FIRST FINANCIAL CORP
filed 2003-03-31
CIK 1006265

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15 (d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended DECEMBER 31, 2002
                          Commission File No.: 0-27740

                         CITIZENS FIRST FINANCIAL CORP.
             (Exact name of registrant as specified in its charter)

                  DELAWARE
         (State or other jurisdiction of                 37-1351861
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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
         Yes [x]  No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
         YES [ ]   NO XX
                      --

         The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $23,516,470 and is based upon the last sales price of $18.73 as quoted on The Nasdaq National Market on June 28, 2002, the last business day of the registrant's most recently completed second quarter.

         The Registrant had 1,475,753 shares of Common Stock outstanding as of March 20, 2003.


                       DOCUMENTS INCORPORATED BY REFERENCE

         PORTIONS OF THE ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 31, 2002, ARE INCORPORATED BY REFERENCE INTO PART II OF THIS FORM 10-K.

         PORTIONS OF THE PROXY STATEMENT FOR THE 2003 ANNUAL MEETING OF SHAREHOLDERS ARE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

                                      INDEX


                                                                            PAGE

PART I
         Item 1   Business .................................................. 1
         Item 2   Properties.................................................21
         Item 3   Legal Proceedings..........................................22
         Item 4   Submission of Matters to a Vote of Security Holders........22
                  Supplemental Information - Executive Officers of
                     the Registrant

PART II

         Item 5   Market for Registrant's Common Equity and Related
                  Stockholder Matters........................................23
         Item 6   Selected Financial Data....................................23
         Item 7   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................23
         Item 7A  Quantitative and Qualitative Disclosures about
                  Market Risk................................................23
         Item 8   Financial Statements and Supplementary Data................23
         Item 9   Changes in and Disagreements With Accountants
                  on Accounting and Financial Disclosure.....................23

PART III

         Item 10  Directors and Executive Officers of the Registrant.........24
         Item 11  Executive Compensation.....................................24
         Item 12  Security Ownership of Certain Beneficial Owners
                  and Management.............................................24
         Item 13  Certain Relationships and Related Transactions.............24
         Item 14  Controls and Procedures....................................24
         Item 15  Exhibits, Financial Statement Schedules,
                  and Reports on Form 8-K....................................25

Signatures...................................................................27
Certifications...............................................................28

                                     PART 1

ITEM 1            BUSINESS

GENERAL

         Citizens First Financial Corp. (the "Company") was incorporated under Delaware law in January 1996. The Company completed an initial public offering of 2,817,500 shares of common stock on May 1, 1996 in connection with the conversion of Citizens Savings Bank, (the "Bank") from the mutual to stock form of ownership (the "Conversion"). The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision ("OTS"), and the Securities and Exchange Commission ("SEC"). Currently, the Company does not transact any material business other than through its subsidiary, the Bank. At December 31, 2002, the Company had total assets of $357.1 million, total deposits of $249.2 million and total stockholders' equity of $31.9 million. The Company's principal business is conducted primarily through its subsidiary, the Bank. Accordingly, the discussion in this Report addresses the Company's operations as they are conducted through the Bank.

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

INVESTMENT ACTIVITIES

         The investment policy of the Company, as approved by the Board of Directors, requires management to maintain adequate liquidity and generate a favorable return on investments without incurring undue interest rate and credit risk. The Company has invested primarily in U.S. government sponsored agency issued mortgage-backed securities, U.S. Agency securities, federal funds sold, a Federal Home Loan Bank demand investment account and eligible mutual funds. SFAS 115 requires the Company to designate its securities as held to maturity, available for sale or held for trading. The Company does not currently maintain a portfolio of securities categorized as held to maturity or held for trading. The Company's investment securities generally consist of U.S. Agency obligations and mortgage-backed and mortgage-related securities. The Company's mortgage-backed securities consist of pass through certificates representing interests in pools of fixed and adjustable rate mortgage loans issued or guaranteed by GNMA, FHLMC or FNMA. At December 31, 2002, the Company's portfolio of investment and mortgage-backed securities totaled $20.7 million, all of which was categorized as available for sale.

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

         While the Company has in the past, from time to time, sold adjustable-rate one-to four-family loans and retained mortgage loans with terms of 10 years or more, it is currently the general policy of the Company to originate for sale in the secondary market one-to-four family fixed-rate mortgage loans with maturities exceeding ten years and to originate for investment all adjustable-rate one-to-four family mortgage loans and fixed-rate one-to-four family mortgage loans with maturities of ten years or less.

         ONE-TO-FOUR FAMILY MORTGAGE LENDING The Company currently offers both fixed-rate and adjustable-rate mortgage loans secured by one-to-four family residences located in the Company's primary market area, with maturities of up to thirty years. While the Company has originated such loans secured by properties outside its market area, substantially all of such loans at December 31, 2002 were secured by property located in the Company's primary market area. One-to-four family mortgage loan originations are generally obtained from the Company's loan representatives operating in its branch offices and their contacts with the local real estate industry, existing or past customers, and members of the local communities.

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

         COMMERCIAL REAL ESTATE LENDING The Company originates commercial real estate loans that are generally secured by properties used for business purposes such as small office buildings or a combination of residential and retail facilities located in the Company's primary market area.

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

DEPOSIT ACTIVITIES

         DEPOSITS The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company's deposit accounts consist of savings, NOW accounts, checking accounts, money market accounts, certificate and brokered deposit accounts. The Company also offers certificate of deposit accounts with balances in excess of $100,000 at negotiated rates (jumbo certificates) and Individual Retirement

Accounts ("IRAs"). For the year ended December 31, 2002, the balance of core deposits (savings, money market and demand deposit accounts) totaled $89.1 million, or 35.8%, of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company's deposits are obtained predominantly from the areas in which its branch offices are located. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits. The Company uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its market area. While certificate accounts in excess of $100,000 are accepted by the Company, the Company does not actively solicit such deposits. The Company has attempted to increase its deposit customer base and decrease its dependency on certificate accounts by offering interest free checking accounts without minimum balance requirements. The Company has $5.1 million of brokered deposits with a twenty-four month maturity at an average rate of 2.50%. Brokered deposits are an alternative source of liquidity that offers the Company the opportunity to obtain funds at a competitive interest rate.

STATISTICAL DATA

INVESTMENT SECURITIES

         The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the investment securities at the dates indicated were:

                                                            Gross        Gross
                                          Amortized    Unrealized   Unrealized      Fair
(Dollars in thousands)                         Cost         Gains       Losses     Value
                                          ---------    ----------   ----------     -----
Available for sale at December 31, 2002:
   Mortgage-backed securities              $17,084      $   343      $    45      $17,382
   Other securities                          3,307           23            0        3,330
                                           -------      -------      -------      -------
       Total available for sale            $20,391      $   366      $    45      $20,712
                                           =======      =======      =======      =======

                                                            Gross        Gross
                                          Amortized    Unrealized   Unrealized      Fair
(Dollars in thousands)                         Cost         Gains       Losses     Value
                                          ---------    ----------   ----------     -----
Available for sale at December 31, 2001:
   Mortgage-backed securities              $12,292      $   136      $    41      $12,387
   Other securities                          3,309           11           21        3,299
                                           -------      -------      -------      -------
       Total available for sale            $15,601      $   147      $    62      $15,686
                                           =======      =======      =======      =======

The balance of Federal Home Loan Bank of Chicago stock owned at December 31 is as follows:

                            Cost
        --------------------------------------------------
                   (Dollars in thousands)

                   2002              2001
                  -----              ----
                  $4,697            $4,461
                  ======            ======

Federal Home Loan Bank stock is stated at cost and is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Federal Home Loan Bank stock is recognized based on the price at which it may be resold to the Federal Home Loan Bank.

The yield on the stock is approximately 5.50% at December 31, 2002.

The maturity distribution (dollars in thousands) and average yields for the securities available for sale portfolio at December 31, 2002 were:

                                 Within 1 Year       1 - 5 Years       5 - 10 Years
                                 -------------       -----------       ------------

                                Amount   Yield    Amount    Yield     Amount   Yield
                                ------   -----    ------    -----     ------   -----
Mortgage-backed securities           -       -         -        -      708     6.05%
Other securities                     -       -     2,330    4.30%        -         -
                                ------   -----    ------    ----       ---     -----
    Total                            -       -    $2,330    4.30%      708     6.05%
                                ======   =====    ======    ====       ===     =====

                              Due After 10 Years   Marketable Equity
                              ------------------   Securities             Total
                                Amount   Yield       Amount    Yield      Amount    Yield
                                ------   -----       ------    -----      ------    -----
Mortgage-backed securities     $16,674   5.86%       $    -        -     $17,382    5.86%
Other securities                     -       -        1,000    2.48%     $ 3,330    3.75%
                               -------   -----        -----    ----      -------    ----
                               $16,674   5.86%       $1,000    2.48%     $20,712    5.52%
                               =======   =====       ======    ====      =======    ====
      Total


With exception of securities of U.S. government agencies and corporations, the Company did not hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceeded 10% of stockholders' equity at December 31, 2002.

LOAN PORTFOLIO
TYPES OF LOANS

(Dollars in thousands)
                                      2002       2001        2000       1999       1998
                                      ----       ----        ----       ----       ----
Commercial & agricultural loans      $33,438    $27,667     $20,622    $19,622    $12,727
Real estate loans:
   Construction and land              37,545     36,908      40,141     31,968     40,946
   Commercial                         82,008     79,667      71,566     64,336     24,073
   Residential                       128,692    138,439     150,914    152,444    150,255
Consumer and other loans               9,754     10,783      13,246     12,806     12,072
                                    --------   --------    --------   --------   --------
   Total                             291,437    293,464     296,489    281,176    240,073
Less:
   Undisbursed portion of
loans (1)                              8,846      4,200      11,174     15,623      7,189
   Allowance for loan losses           3,753      2,421       1,826      1,679      1,256
                                    --------   --------    --------   --------   --------
Loans, net                          $278,838   $286,843    $283,489   $263,874   $231,628
                                    ========   ========    ========   ========   ========

(1) The undisbursed portion of loans represents amounts included in gross loans above that have been approved, but not disbursed to the borrower.

         Loans held for sale at December 31, 2002, 2001, 2000, 1999 and 1998 were $6,098,342, $6,910,101 $1,494,359, $3,007,425, and $5,245,872,
respectively, and were not included in the above totals.

MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

         Presented in the table below are the maturities of loans (excluding commercial real estate, residential real estate, consumer and other loans) outstanding as of December 31, 2002. Also presented are the amounts due after one year, classified according to the sensitivity to changes in interest rates.


                                                    Maturing
                                   -----------------------------------------
                                   Within        1-5       Over 5
                                   1 Year       Years       Years      Total
                                   ------       -----      ------      -----
(Dollars in thousands)
Commercial & agricultural loans    $17,615     $14,837      $986      $33,438
Real estate loans-
Construction and land               37,545           0         0       37,545
                                   -------     -------      ----      -------
     Total                         $55,160     $14,837      $986      $70,983
                                   =======     =======      ====      =======

                                          Maturing
                                          --------
                                           1 - 5             Over
                                           Years           5 Years
                                           -----           -------
(Dollars in thousands)
Loans maturing after one year with:
   Fixed rates                            $14,617            $831
   Variable rate                              220             155
                                          -------            ----
      Total                               $14,837            $986
                                          =======            ====



RISK ELEMENTS
                                              December
                             ------------------------------------------
                             2002      2001     2000     1999      1998
                             ----      ----     ----     ----      ----
(Dollars in thousands)
Nonaccruing loans          $4,410     $3,177   $1,493     $435     $129

Loans contractually past
due 90 days or more other
than nonaccruing            1,753      2,613    3,767      134      250

Restructured loans              -      3,334      301      314      325



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

         Interest income of $174,000 for the year ended December 31, 2002, was recognized on the nonaccruing and restructured loans listed in the table above, whereas interest income of $455,000 would have been recognized under their original loan terms.

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


                                                            Balance at
                                                        December 31, 2002
                                                        -----------------
Impaired Loans:
---------------
(Dollars in thousands)
Impaired loans with an allowance                             $ 7,502
Impaired loans for which the discounted cash flows or
collateral value exceeds the carrying value of the loan       16,352
                                                             -------
         Total impaired loans                                $23,854
                                                             =======

                                                                Year Ended
                                                         December 31, 2002
                                                         -----------------
Impaired Loans:
(Dollars in thousands)
Average balance of impaired loans                               $21,074
Interest income recognized on impaired loans                    $ 1,686
Cash-basis interest included above                              $ 1,561




ALLOWANCE FOR LOAN LOSSES AND IMPAIRED LOANS

         The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for losses increased from $2,421,000 at December 31, 2001 to $3,753,000 at December 31, 2002, an increase of $1,332,000 or 55.0%. (See "Management's Discussion and Analysis of Financial Condition and Results of Operation" on pages 5-11 in the Company's 2002 Annual Report for a discussion of impaired loans) The allowance is based on ongoing assessments of the estimated probable losses inherent in the loan portfolio. The methodology for assessing the appropriateness of the allowance consists of several key elements, which include a formula allowance, and a specific allowance for identified problem loans.

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

SUMMARY OF LOAN LOSS EXPERIENCE

                               2002        2001        2000        1999        1998
                               ----        ----        ----        ----        ----
(Dollars in thousands)
Balance at January 1          $ 2,421     $ 1,826     $ 1,679     $ 1,256     $   840

Loans charged off:
Commercial loans                 (100)       --          --          --            (8)
Real estate loans:
   Construction and land         (100)       (130)     (2,800)       --            (7)
   Commercial                     (53)       --          --          --          --
   Residential                   (123)       --          (103)        (57)        (32)
Consumer and other loans          (95)        (50)       --          --          --
                              -------     -------     -------     -------     -------
Net charge-offs                  (471)       (350)     (2,903)        (57)        (47)
                              -------     -------     -------     -------     -------
Provision for loan losses       1,803         945       3,050         480         463
                              -------     -------     -------     -------     -------
Balance at December 31        $ 3,753     $ 2,421     $ 1,826     $ 1,679     $ 1,256
                              =======     =======     =======     =======     =======
Ratio of net charge-offs
during the period to
average loans outstanding
during the period                0.16%       0.12%       1.03%       0.02%       0.02%
                              =======     =======     =======     =======     =======

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

ALLOCATION OF THE ALLOWANCE FOR LOAN LOSSES

         Presented below is an analysis of the composition of the allowance for loan losses (in thousands of dollars) and percent of each category to total loans:

                                  2002                   2001                   2000
-------------------------------------------------------------------------------------------
                                         % of                   % of                  % of
                             Amount     Total      Amount      Total       Amount     Total
-------------------------------------------------------------------------------------------
Commercial loans             $  969     25.82%     $  302      12.47%     $  440     25.74%
Real estate loans:
   Construction and land      1,917     51.08%      1,077       44.49        325      17.80
   Commercial                   270      7.19%        580       23.96        400      21.91
   Residential                  367      9.78%        375       15.49        495      27.11
Consumer and other loans        230      6.13%         87        3.59        136       7.44
                             ------     ------     ------      ------     ------     ------
     Total                   $3,753     100.0%     $2,421      100.0%     $1,826     100.0%
                             ======     ======     ======      ======     ======     ======



                                     1999                    1998
--------------------------------------------------------------------------
                                            % of                   % of
                               Amount       Total     Amount       Total
--------------------------------------------------------------------------

Commercial loans               $  455       27.10%    $  395       31.45%
Real estate loans
   Construction and land          235       14.00         85        6.77
   Commercial                     320       19.06        150       11.94
   Residential                    540       32.16        535       42.60
Consumer and other loans          129        7.68         91        7.24
                               ------      ------     ------       -----
    Total                      $1,679       100.0%    $1,256       100.0%
                               ======      ======     ======       =====

         The percentage of the allocation of the allowance for loan losses among the various categories have changed for the years 1998 through 2002 to reflect the changes in the types of loans that the Company was originating, the degree of risk associated with these loans and the performance of specific loans. Since 1998, the increased investment in the higher risk commercial, commercial real estate and construction and land loans is reflected in the increased allowance attributed to these classifications during that period.

DEPOSITS AND BORROWINGS

DEPOSITS

         The following table shows the average amount of deposits and average rate of interest paid thereon for the years indicated.


                                     2002       2002          2001           2001         2000        2000
                                     ----       ----          ----           ----         ----        ----
                                 Weighted                 Weighted                    Weighted
                                  Average                  Average                     Average
                                   Amount       Rate        Amount           Rate       Amount        Rate
                                   ------       ----        ------           ----       ------        ----
(Dollars in thousands)
Balance at December 31:
Noninterest-bearing deposits     $ 20,911       -         $ 17,516           -        $ 15,116        -
Money market deposit accounts      24,260      2.49%        16,394          3.14%       12,567       3.30%
Savings deposits                   17,201      1.38%        15,025          2.12%       16,458       2.25%
NOW accounts                       21,332      1.14%        16,173          1.63%       16,862       1.78%
Certificate of deposit and
   Other time deposits            159,362      4.17%       168,200          5.97%      156,152       5.88%
                                  -------      -----       -------          -----      -------       -----
     Total deposits              $243,066      3.18%      $233,308          4.77%     $217,155       4.73%
                                 ========      =====      ========          =====     ========       =====


As of December 31, 2002, certificates of deposit and other time deposits (including brokered deposits) of $100,000 or more mature as follows:

                                                 Maturing
                             ---------------------------------------------------
                                           (Dollars in thousands)

                             3 MONTHS        3-6      6-12    OVER 12
                              OR LESS     MONTHS    MONTHS     MONTHS    TOTAL
                             --------     ------    ------    -------    -----
Certificates of deposit
   and other time deposits    $11,432    $ 5,722   $ 8,019    $ 9,069   $34,242
                              =======    =======   =======    =======   =======
Percent                         33.38%     16.71%    23.42%     26.49%   100.00%
                              =======    =======   =======    =======   =======


RETURN ON EQUITY AND ASSETS

                                                   2002      2001      2000
                                                   ----      ----      ----

    Return on assets (net income divided by
       Average total assets)                       0.55%     0.63%     0.56%
    Return on equity (net income divided by
       average equity)                             6.11%     6.84%     5.24%
    Dividend payout ratio (dividends per
       share divided by net income per share) 24.06% 16.55% 20.00% Equity to assets ratio (average equity
       divided by average total assets)            8.99%     9.16%    10.76%

SUBSIDIARY ACTIVITIES

         At December 31, 2002, the Bank had a wholly-owned service corporation, CSL Service Corporation ("CSL"), an Illinois chartered company. CSL is a participant in a joint venture real estate development (Williamsburg Place LLC), which has purchased and is developing commercial real estate.

PERSONNEL

         As of December 31, 2002, the Company had 82 authorized full-time employee positions and 31 authorized part-time employee positions. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.


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

         The OBRE has established a schedule for the assessment of "supervisory fees" upon all Illinois savings banks to fund the operations of the OBRE. These supervisory fees are computed on the basis of each savings bank's total assets (including consolidated subsidiaries) and are payable at the end of each calendar quarter. A schedule of fees has also been established for certain filings made by Illinois savings banks with the OBRE. The OBRE also assesses fees for examinations conducted by the OBRE's staff, based upon the number of hours spent by the OBRE's staff performing the examination. During the year ended December 31, 2002, the Bank paid approximately $54,000 in supervisory fees and expenses.

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

         The following is a summary of the Bank's regulatory capital at December 31, 2002:
          Total Capital to Risk-Weighted Assets          14.1%
          Tier I Leverage Ratio                           8.7%
          Tier I to Risk-Weighted Assets                 12.5%

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

         The Bank is also subject to a loans-to-one borrower limitation. Under the ISBA, the total loans and extensions of credit by the Bank to any person outstanding at one time must not exceed the greater of $500,000 or 25% of the Bank's total capital plus general loan loss reserves. In addition, the Bank may make loans in an amount equal to an additional 10% of the Bank's capital plus general loan loss reserves if secured by readily marketable collateral.

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

         In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation ("FICO") to recapitalize the predecessor to the SAIF. Payments toward the FICO bonds amounted to $41,000 in 2002.

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

         FEDERAL RESERVE SYSTEM. The Federal Reserve Board regulations require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for that portion of transaction accounts aggregating $6 million or less (subject to adjustment by the Federal Reserve Board) there is no reserve. For accounts over $6 million and up to $42.1 million the reserve requirement is 3%; and for accounts greater than $42.1 million, the reserve requirement is $1.083 million plus 10% (subject to adjustment by the Federal Reserve Board between 8% and 14%) against that portion of total transaction accounts in excess of $42.1 million. The Bank is in compliance with the foregoing requirement.

         FEDERAL HOME LOAN BANK SYSTEM. The Bank is a member of the Federal Home Loan Bank (the "FHLB") system, which consists of 12 regional FHLBs. The FHLBs provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Chicago, is required to acquire and hold shares of capital stock in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank is in compliance with this requirement with an investment in FHLB stock at December 31, 2002 of $4,697,000.

         The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended December 31, 2002, 2001 and 2000, dividends from the FHLB to the Bank amounted to approximately $242,000, $295,000, $280,000, respectively.

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

         As a unitary savings and loan company, the Company is generally not restricted under existing laws as to the types of business activities in which it may engage. The Gramm-Leach-Bliley Act of 1999 provides that no company may acquire control of a savings association after May 4, 1999, unless it engages only in the financial activities permitted for financial holding companies under the law and for multiple savings and loan holding companies as described below. Further, the Gramm-Leach-Bliley Act specifies that existing savings and loan holding companies may only engage in such activities. The Gramm-Leach-Bliley Act, however, grandfathered the unrestricted authority for activities with respect to unitary savings and loan holding companies existing prior to May 4, 1999, such as the Company, so long as the Bank continues to comply with the qualified thrift lender test. Upon any non-supervisory acquisition by the Company of another savings association as a separate subsidiary, the Company would become a multiple savings and loan holding company and would be subject to extensive limitations on the types of business activities in which it could engage. Federal law limits the activities of a multiple savings and loan holding company and its non-insured institution subsidiaries primarily to activities permissible for bank holding companies under Section 49(c)(8) of the Bank Holding Company Act, subject to prior approval of the OTS, and to other activities authorized by OTS regulation. Multiple savings and loan holding companies are prohibited from acquiring or retaining, with certain exceptions, more than 5% of a non-subsidiary company engaged in activities other than those permitted by federal law.

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

         In order to elect and continue to be regulated as a savings and loan holding company by the OTS, the Bank must continue to qualify as a qualified thrift lender. This requires the Bank to maintain compliance with the test for a "domestic building and loan association", as defined in the Internal Revenue Code, or with a Qualified Thrift Lender Test. Under the Test, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain "qualified thrift investments" (including residential mortgages and related investments, certain mortgage-backed and related securities, and credit card loans, student loans and small business loans) in at least 9 months out of each 12 month period. A holding company of a savings institution that fails to qualify as a qualified thrift lender must either convert to a bank holding company and thereby become subject to the regulation and supervision of the Federal Reserve Board or operate under certain restrictions. As of December 31, 2002, the Bank maintained in excess of 65% of its portfolio assets in qualified thrift investments. The Bank also met the test in each of the prior 12 months and, therefore, is a qualified thrift lender.

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

         THE 1996 ACT. Under the 1996 Act, for its current and future taxable years as a "Small Bank", the Bank is permitted to make additions to its bad debt reserves for Federal income tax purposes under the Experience Method based on total loans. However, the Bank is required to recapture (i.e. include in income) over a six-year period the excess of the balance of its bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. As of December 31, 1995, the Bank's bad debt reserve exceeded the balance of such reserve as of December 31, 1987 by $326,713. This excess has been fully recaptured into taxable income as of December 31, 2002.

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



LOCATION                                      ORIGINAL
--------                                        YEAR      NET BOOK VALUE AT
                                 LEASED       LEASED OR     DECEMBER 31,        DEPOSITS
                                 OR OWNED     ACQUIRED          2002            PER OFFICE

(Dollars in thousands)

EXECUTIVE BRANCH OFFICE:
2101 North Veterans Parkway*
Bloomington, Illinois  61704       Owned        1997           $3,878            $61,325

BRANCH OFFICES:
301 Broadway*
Normal, Illinois  61761            Owned        1963              367             53,829

2402 E. Washington*
Bloomington, Illinois  61704       Owned        1980              689             47,141

1722 Hamilton Road*
Bloomington, Illinois  61704       Owned        1995            1,169             21,821

115 N. Third Street*
Fairbury, Illinois  61739          Owned        1981              623             59,974
                                                               ------           --------
Total                                                          $6,726           $244,090
                                                               ======           ========

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

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted during the fourth quarter of 2002 to a vote of security holders, through the solicitation of proxies or otherwise.

SUPPLEMENTAL INFORMATION - EXECUTIVE OFFICERS OF THE REGISTRANT
The names, ages and positions with the Company and subsidiary bank of all executive officers of the Company are listed below:


                              OFFICERS WITH THE COMPANY              PRINCIPAL OCCUPATION
    NAME AND AGE              AND SUBSIDIARY BANK                    DURING PAST FIVE YEARS
    ------------              -------------------------              ----------------------
C. William Landefeld, 63      President and Chief Executive          President and Chief Executive
                              Officer, Citizens First Financial      Officer, Citizens First Financial
                              Corp.; President and Chief Executive   Corp. since 1996; President and
                              Officer, Citizens Savings Bank.        Chief Executive Officer, Citizens
                                                                     Savings Bank since 1987.

Dallas G. Smiley, 56          Senior Vice President, Secretary,      Senior Vice President, Secretary,
                              Treasurer and Chief Financial          Treasurer and Chief Financial
                              Officer, Citizens First Financial      Officer, Citizens First Financial
                              Corp.; Senior Vice President,          Corp. since 2003, Senior Vice President,
                              Secretary, Treasurer and Chief         Secretary, Treasurer and Chief
                              Financial Officer, Citizens Savings    Financial Officer, Citizens Savings
                              Bank.                                  Bank since 2003, Senior Vice
                                                                     President, Treasurer and Chief
                                                                     Financial Officer, Citizens First
                                                                     Financial Corp. since 1996, Senior
                                                                     Vice President, Treasurer and Chief
                                                                     Financial Officer, Citizens Savings
                                                                     Bank since 1995, Vice President,
                                                                     Treasurer and Chief Financial Officer,
                                                                     Citizens Savings Bank 1987-1995.

                                     PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

       Information relating to the market for registrant's common equity, dividends paid and related stockholder matters appears in the registrant's 2002 Annual Report to Stockholders on page 42 and is incorporated herein by reference.


                                            Equity Compensation Plan Information
-------------------------------------------------------------------------------------------------------------------
Plan Category                   Number of securities to be   Weighted-average exercise       Number of securities
                                issued upon exercise of      price of outstanding           remaining available for
                                outstanding options,         options, warrants and           future issuance under
                                warrants and rights          rights                        equity compensation plans
                                                                                           (excluding securities in
                                                                                                   column
                                                                                                    (A)
                                            (A)                      (B)                            (C)
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans
approved by security holders              357,248                   $12.43                         7,912
-------------------------------------------------------------------------------------------------------------------
Equity compensation plans not
approved by security holders                 -                         -                             -
--------------------------------------------------------------------------------------------------------------------
Total                                     357,248                   $12.43                         7,912
-------------------------------------------------------------------------------------------------------------------

ITEM 6 SELECTED FINANCIAL DATA

       Information required under this item is incorporated by reference to page 4 of the Company's 2002 Annual Report to Stockholders under the caption "Selected Financial Data".

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       The above-captioned information appears under Management's Discussion and Analysis of Results of Operations and Financial Condition in the registrant's 2002 Annual Report to Stockholders on pages 5 through 11 and 14 through 16 and is incorporated herein by reference.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The information required under this item is incorporated by reference to pages 12 and 13 of the Company's 2002 Annual Report to Stockholders.

ITEM 8 FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The Consolidated Financial Statements of Citizens First Financial Corp. and its subsidiaries, together with the report thereon by BKD, LLP for the year ended December 31, 2002 on pages 17 through 41 and the information contained under the caption "Quarterly Financial Information" on page 42 in the registrant's 2002 Annual Report to Stockholders are incorporated herein by reference.

ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

ITEM 10 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information required under this item relating to directors is incorporated by reference to the registrant's 2002 Proxy Statement furnished to its stockholders in connection with an annual meeting to be held April 21, 2003 (the "2002 Proxy Statement"), under the caption "Election of Directors", which Proxy Statement has been filed with the Commission. The information required under this item relating to executive officers is set forth in Part I, "Supplemental Information - Executive Officers of the Registrant" of this annual report on Form 10-K.

ITEM 11 EXECUTIVE COMPENSATION

      The information relating to directors' and executive compensation is incorporated herein by reference to the registrant's 2003 Proxy Statement at pages 15 through 20 and page 8 under the caption "Directors' Compensation".

ITEM 12 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The information required under this item is incorporated by reference to pages 13 and 14 of the registrant's 2003 Proxy Statement, under the captions "Security Ownership of Directors, Nominees for Directors, Most Highly Compensated Executive Officers and All Directors and Executive Officers as a Group" and "Security Ownership of Shareholder Holding 5% or More".

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information relating to certain relationships and related transactions is incorporated herein by reference to the registrant's 2003 Proxy Statement at page 20 under the caption "Transactions with Certain Related Persons".

ITEM 14  CONTROLS AND PROCEDURES

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

ITEM 15  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (1) The following documents are filed as a part of this report:


          (1)  Financial Statements

          Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages 18 through 41 of the 2002 Annual Report to Stockholders
                                                                          PAGE

               Independent Accountants' Report..............................17

               Consolidated Balance Sheets as of
               December 31, 2002 and 2001...................................18

               Consolidated Statements of Income for the
               years ended December 31, 2002, 2001 and 2000.................19

               Consolidated Statements of Stockholders' Equity
               for the years ended December 31, 2002, 2001 and 2000.........20

               Consolidated Statements of Cash Flows for the
               years ended December 31, 2002, 2001 and 2000..............21-22


               Notes to Consolidated Financial Statements................23-41

   The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

   (2)   Financial Statement Schedules

         All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

   (3)   Exhibits

         The following exhibits are filed as part of this report.
   3.1   Certificate of Incorporation of Citizens First Financial Corp.*
   3.2   Bylaws of Citizens First Financial Corp.**
   4.0   Stock Certificate of Citizens First Financial Corp.*
   10.1  Citizens Savings Bank, F.S.B. Employee Stock Ownership Plan*
   10.2  Form of Employment Agreement between Citizens Savings Bank,
         F.S.B. and certain executive officers*
   10.3 Form of Employment Agreement between Citizens First Financial Corp. and certain executive officers*
   10.4 Form of Citizens Savings Bank, F.S.B. Supplemental Executive Retirement Plan*
   10.5 Form of Change in Control Agreement between Citizens Savings Bank, F.S.B. and certain executive officers*
   10.6 Form of Citizens Savings Bank, F.S.B. Supplemental Executive Retirement Plan*
   10.7 Form of Citizens Savings Bank, F.S.B. Employee Severance Compensation Plan*
   10.8  Citizens First Financial Corp. 1997 Stock-Based Incentive Plan***
   13.0  Portions of 2002 Annual Report to Stockholders (filed herewith)
   21.0 Subsidiary information is incorporated herein by reference to "Part I, Item 1 -- Subsidiary Activities"
   23.0  Consent of BKD, LLP
   99.1  Section 906 Certification of Chief Executive Officer
   99.2  Section 906 Certification of Chief Financial Officer


--------
         * Incorporated herein by reference to the Exhibits to Form SB-2, Registration Statement, filed on January 24, 1997 and any amendments thereto, Registration No. 333-556.
        ** Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on September 1, 2000.
       *** Incorporated herein by reference to the Proxy Statement for the Special Meeting of Shareholders held on November 12, 1997.

  (b)  Reports on Form 8-K:

       No reports on Form 8-K were filed in the fourth quarter of 2002.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 28th day of March, 2003.

                                  CITIZENS FIRST FINANCIAL CORP.


                                  By:    /s/ C. William Landefeld
                                     -------------------------------------------
                                     C. William Landefeld
                                     President, Chief Executive Officer
                                         and Director

                                  Date:  March 28, 2003

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.


Name                                  Title                                     Date
----                                  -----                                     ----
/s/ C. William Landefeld              President, Chief Executive                March 28, 2003
-------------------------------       Officer and Director
C. William Landefeld                  (principal executive officer)

/s/ Dallas G. Smiley                  Senior Vice President,                    March 28, 2003
-------------------------------       Secretary, Treasurer and
Dallas G. Smiley                      Chief Financial Officer (principal
                                      accounting and financial officer)

/s/ Dr. Lowell M. Thompson            Director                                  March 28, 2003
-------------------------------
Dr. Lowell M. Thompson

/s/ Harold L. Hoeferle                Director                                  March 28, 2003
-------------------------------
Harold L. Hoeferle

/s/ Ronald C. Wells                   Director                                  March 28, 2003
-------------------------------
Ronald C. Wells

/s/ L. Carl Borngasser                Director                                  March 28, 2003
-------------------------------
L. Carl Borngasser

/s/ Arthur W. Mier                    Director                                  March 28, 2003
-------------------------------
Arthur W. Mier

/s/ Martin L. Hogan                   Director                                  March 28, 2003
-------------------------------
Martin L. Hogan

                                 CERTIFICATIONS

I, C. William Landefeld, Chief Executive Officer, certify that:

      (1) I have reviewed this annual report on Form 10-K of Citizens First Financial Corp.;

      (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      (3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      (4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      (5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      (6) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 28, 2003                  /s/ C. William Landefeld
                                   -------------------------------------------
                                   C. William Landefeld
                                   Chief Executive Officer

I, Dallas G. Smiley, Chief Financial Officer, certify that:

     (7) I have reviewed this annual report on Form 10-K of Citizens First Financial Corp.;

     (8) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     (9) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     (10) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (11) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     (12) The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    March 28, 2003                /s/ Dallas G. Smiley
                                ---------------------------------------------
                                Dallas G. Smiley
                                Chief Financial Officer

                                 Exhibit Index


Exhibit No.                     Description
-----------                     -----------

13.0                            PORTIONS OF 2002 ANNUAL REPORT TO STOCKHOLDERS

23.0                            INDEPENDENT ACCOUNTANT'S CONSENT

99.1                            CHIEF EXECUTIVE OFFICER CERTIFICATION

99.2                            CHIEF FINANCIAL OFFICER CERTIFICATION