Form 10-Q
period 2003-03-31
CITIZENS FIRST FINANCIAL CORP
filed 2003-05-15
CIK 1006265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10 — Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003            Commission File No.: 0-27740

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

(1) Yes x No
(2) Yes x No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes           No   X

The Registrant had 1,455,155 shares of Common Stock outstanding as of April 30, 2003.

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
Condensed Consolidated Balance Sheets
As of March 31, 2003 and December 31, 2002
(in thousands)

	March 31,	December 31,
	2003	2002

ASSETS	(Unaudited)

Cash and due from banks	$6,851	$10,730
Interest-bearing deposits and federal funds sold	27,463	22,853

Cash and cash equivalents	34,314	33,583
Available for sale securities	19,999	20,712
Mortgage loans held for sale	3,055	6,098
Loans	277,805	282,591
Allowance for loan losses	(2,441)	(3,753)

Net loans	275,364	278,838
Land in real estate joint venture	683	888
Premises and equipment	6,613	6,792
Federal Home Loan Bank of Chicago stock	4,827	4,697
Foreclosed real estate	2,958	1,500
Mortgage servicing rights, net of valuation allowance of $123,000 at March 31, 2003 and December 31, 2002	379	407
Other assets	3,479	3,541

Total assets	$351,671	$357,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$245,546	$249,163
Long-term debt	70,750	72,825
Other liabilities	3,154	2,730

Total liabilities	319,450	324,718

Minority interest in real estate joint venture	349	444
Commitments and Contingent Liabilities
Stockholders’ Equity
Preferred stock, $.01 par value Authorized and unissued — 1,000,000 shares	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 2,817,500 shares issued and outstanding	28	28
Additional paid-in-capital	26,766	27,934
Retained earnings	27,563	25,837
Accumulated other comprehensive income	137	197
Less:
Treasury shares, 1,360,845 and 1,361,996, respectively	(22,622)	(22,102)

Total stockholders’ equity	31,872	31,894

Total liabilities and stockholders’ equity	$351,671	$357,056

See notes to condensed consolidated financial statements

Citizens First Financial Corp. and Subsidiary
Condensed Consolidated Statements of Income

	For the three months	For the three months
	ended March 31,	ended March 31,
	2003	2002

	(Unaudited and in thousands
	except share data)
Interest income
Interest on loans	$4,576	$5,434
Interest on investments, deposits with banks, federal funds sold and other	405	318

Total interest income	4,981	5,752
Interest expense
Interest on deposits	1,605	2,107
Interest on borrowings	790	893

Total interest expense	2,395	3,000

Net interest income	2,586	2,752
Provision for loan losses	85	98

Net interest income after provision for loan losses	2,501	2,654

Noninterest income	217	225
Service charges on deposit accounts	217	225
Net gains on loan sales	344	173
Gain on sale of land in joint venture	194	0
Other	69	96

Total noninterest income	824	494

Noninterest expense
Salaries and employee benefits	1,042	1,117
Net occupancy and equipment expenses	314	322
Deposit insurance expense	19	19
Data processing expense	89	77
Minority interest in net income of real estate joint venture	97	—
Other	552	461

Total noninterest expense	2,113	1,996

Income before income taxes	1,212	1,152
Provision for income taxes	470	447
Net income	742	705
Other comprehensive income, net of tax
Unrealized depreciation on available for sale securities	(60)	(38)

Comprehensive income	$682	$667

Basic earnings per share	$0.51	$0.48
Weighted average shares outstanding	1,456,651	1,465,135
Diluted earnings per share	$0.46	$0.45
Weighted average shares outstanding	1,599,916	1,581,328

See notes to condensed consolidated financial statements

CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows

	For the three	For the three
	months ended	months ended
	March 31, 2003	March 31, 2002

	(Unaudited and in thousands)
Operating activities
Net income	$742	$705
Adjustments to reconcile net income to net cash
Provided (used) by operating activities:
Provision for loan losses	85	98
ESOP compensation expense	—	104
Investment securities amortization, net	53	19
Minority interest in net income of real estate joint venture	97	—
Gain on sale of land in real estate joint venture	(194)	—
Net loss on sale of foreclosed property	3	41
Net gains on sale of mortgage loans	(344)	(173)
Amortization of mortgage servicing rights	84	17
Depreciation	183	187
Mortgage loans originated for sale	(18,275)	(11,300)
Proceeds from sale of mortgage loans	21,606	13,535
Federal Home Loan Bank dividends	(130)	(65)
Change in:
Other assets	62	151
Other liabilities	208	165

Net cash provided by operating activities	4,180	3,484

Investing Activities
Purchase of securities available for sale	(3,846)	(2,307)
Proceeds from maturities and principal paydowns
on securities available for sale	4,408	1,520
Net changes in loans	1,528	4,140
Proceeds from sale of foreclosed property	400	550
Purchases of premises and equipment	(4)	(19)
Investment in land in real estate joint venture	(28)	(71)
Proceeds from sale of land real estate joint venture	427	—
Net investment (distribution) of minority interest portion of real estate
joint venture	(192)	36

Net cash provided by investing activities	2,693	3,849

Financing Activities
Net change in deposits	$(3,617)	$9,684
Proceeds from borrowings	—	11,800
Repayment of borrowings	(2,075)	(7,893)
Purchase of treasury stock shares	(1,155)	(540)
Cash dividends paid on common stock	(153)	(105)
Exercise of stock options	604	25
Net changes in advances by borrowers for taxes and insurance	254	222

Net cash provided (used) by financing activities	(6,142)	13,193

Net change in cash and cash equivalents	731	20,526
Cash and cash equivalents, beginning of period	33,583	12,931

Cash and cash equivalents, end of period	$34,314	$33,457

Additional cash flows information:
Interest paid	$2,710	$3,087
Income tax paid	$555	$45
Loans transferred to foreclosed property	$1,861	$742

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

2.      Statement of Information Furnished

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Rule 10-01 of Regulation S-X, and in the opinion of management reflect all adjustments necessary to present a fair statement of the consolidated financial position as of March 31, 2003 and December 31, 2002, and the consolidated statements of income and cash flows for the three months ended March 31, 2003 and 2002. All adjustments to the financial statements were of a normal recurring nature. These results have been determined on the basis of accounting principles generally accepted in the United States of America. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

The condensed consolidated financial statements are those of the Company and the Bank. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, dated January 17, 2003, included in the Company’s 2002 Annual Report to Shareholders.

3.      Earnings Per Share

Basic earnings per share have been computed based upon the weighted average common shares outstanding for the three months ended March 31, 2003 and 2002. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

4.      Stock Options

The Company has a stock-based employee compensation plan, which is described more fully in Notes to Financial Statements included in the December 31, 2002 Annual Report to shareholders. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002

Net income, as reported	$742	$705
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(24)	(24)

Pro forma net income	$718	$681

Earnings per share:
Basic — as reported	$0.51	$0.48
Basic — pro forma	$0.49	$0.46
Diluted — as reported	$0.46	$0.45
Diluted — pro forma	$0.45	$0.43

5.   Recent Accounting Pronouncement

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 will change current practice in the accounting for and disclosure of guarantees. Guarantees meeting the characteristics described in FIN 45 are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN 45 also requires a guarantor to make new disclosures for virtually all guarantees even if the likelihood of the guarantor’s having to make payments under the guarantee is remote.

In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying asset, liability, or an equity security of the guaranteed party such as financial standby letters of credit.

Disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 31, 2002. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The guarantor’s previous accounting for guarantees issued prior to the date of FIN 45 initial applications should not be revised or restated to reflect the provisions of FIN 45.

The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 does not currently have a material impact on the Company’s consolidated financial statements.

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

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2003 and DECEMBER 31, 2002

Total assets decreased from $357.1 million at December 31, 2002 to $351.7 million at March 31, 2003. The $5.4 million or 1.5% decrease was primarily due to the decrease in loans and loans for sale.

Cash and cash equivalents increased from $33.6 million at December 31, 2002 to $34.3 million at March 31, 2003 an increase of $700,000 or 2.1%.

Available for sale securities decreased from $20.7 million at December 31, 2002 to $20.0 million at March 31, 2003, a decrease of $700,000 or 3.3%. The decrease was primarily due to the principal repayments of investment securities during the first three months of 2003.

Loans, net of allowance for loan losses and including loans held for sale, decreased from $284,936,000 at December 31, 2002 to $278,419,000 at March 31, 2003, a decrease of $6,517,000 or 2.3%. The decrease was primarily due to a $5.1 million decrease in residential real estate loans. The Company sells primarily fixed rate residential loans in the secondary market (primarily to the Federal Home Loan Mortgage Corporation) as a source of income from gains on sale and servicing fees and as a means of controlling interest rate risk. The Company experienced a continuing high volume in refinanced residential loans during the first three months of 2003 due to lower interest rates. Many of these loans (the majority of which were originated as fixed rate loans) were sold in the secondary market. The Company serviced $105.1 million and $103.7 million at March 31, 2003 and December 31, 2002, respectively.

The Company has a significant concentration in construction and commercial real estate loans related to the real estate market in Bloomington-Normal. Management believes that due to the continued strength of this market, this concentration does not pose a significant risk to the Company.

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risks inherent in the loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated loses in loans receivable which are deemed probable and can be estimated based on information available to management at such time. While management believes the allowance for loan losses is sufficient to cover future loan losses inherent in its loan portfolio at this time, no assurances can be given that the level of the allowance for loan losses will be sufficient to cover future loan losses incurred or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. The allowance is based upon a number of factors, including asset classification, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral value, management’s assessments of the credit risk inherent in the portfolio, historical loan loss experience, and the Company’s underwriting policies. Management will continue to monitor and modify the allowance for loan losses as conditions dictate. Various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. These agencies may require additional valuation allowances, based on their judgments of the information available at the time of the examination.

It is the policy of the Company to charge off loans when it is determined that they are no longer collectible. The policy for loans secured by real estate, which comprises the bulk of the loan portfolio, is to establish loss reserves in accordance with the loan classification process, based on generally accepted accounting practices. It is the Company’s policy to obtain an appraisal or evaluation on all real estate acquired through foreclosure at the time of foreclosure.

The allowance for loan losses decreased from $3,753,000 at December 31, 2002 to $2,441,000 at March 31, 2003, a decrease of $1,312,000 or 35.0%. The decrease was primarily due to a $1.4 million write-down of a $3.3 million loan, which was transferred into foreclosed assets in the first quarter of 2003. The loan on a retail development was classified as non-accrual at December 31, 2002 and had a reserve of $1.4 million.

The Company’s non-performing and potential problem loans decreased from $11,264,000 at December 31, 2002 to $8,307,000 at March 31, 2003, a decrease of $2,957,000 or 26.3%. The decrease was primarily attributable to the foreclosure of the $3.3 million loan noted above for a retail development that was classified as non-accrual at December 31, 2002. The non-performing and potential problem loans were considered impaired as of March 31, 2003 and December 31, 2002.

Non-performing loans, which are loans past due 90 days or more and non-accruing loans, decreased from $6,163,000 at December 31, 2002 to $5,433,000 at March 31, 2003. The ratio of the Company’s allowance for loan losses to total non-performing loans was 44.9% and 60.9% at March 31, 2003 and December 31, 2002, respectively. Management believes that the problems with these borrowers are identified and not indicative of the loan portfolio in total.

Loans delinquent greater than 90 days decreased from $1,753,000 at December 31, 2002 to $1,033,000 at March 31, 2003, a decrease of $720,000 or 41.1%. The decrease was due primarily to the transfer of approximately of $990,000 of loans classified as delinquent at December 31, 2002 to nonaccrual status at March 31, 2003. Loans delinquent greater than 90 days at March 31, 2003 consist of 19 loans that are substantially collateralized and for which the Company believes that it has adequately reserved for any potential loss. The total is comprised principally of 13 residential mortgages with a balance of $843,000 and one commercial and industrial loan with a balance of $187,000. The largest loan delinquent greater than 90 days has a balance of $206,000.

Nonaccruing loans decreased from $4,410,000 at December 31, 2002 to $4,400,000 at March 31, 2003, a decrease of $10,000 or 0.2%. During the first quarter of 2003, a $3.3 million loan, which had been classified as nonaccrual at December 31, 2002, was foreclosed and transferred to foreclosed assets. As of March 31, 2003, the total is comprised principally of 13 construction and land development loans with a balance of $2,237,000, 7 residential loans with a balance of $1,157,000, 4 commercial & industrial loans with a balance of $427,000 and 2 nonresidential real estate loans with a balance of $395,000. For all of the non-accruing loans, the Company believes that it has adequately reserved for any potential loss.

Potential problem loans are loans that are not classified as nonaccrual or 90 days or more delinquent, but due to factors regarding the borrower, the loan or the economy may represent a possible loss to the Company. Potential problem loans decreased from $5,102,000 at December 31, 2002 to $2,874,000 at March 31, 2003, a decrease of $2,228,000 or 43.7%. The Company has established loan loss reserves of $517,000 at March 31, 2003 for potential problem loans. As of March 31, 2003, $1,261,000 of the total potential problem loans relates to one borrower. The borrower is a commercial developer who is a concern to the Company because of the concentration of loans to one borrower and the delays in the completion and sale of certain of his developments. Reserves of $350,000 have been established for the potential problem loans to this borrower. The remaining potential problem loans have a balance of $1,613,000 and consist of 9 residential loans with a balance of $1,183,000, 1 nonresidential real estate loan of $279,000,1 commercial and industrial loan of $133,000 and 2 consumer loans of $18,000. Reserves of $167,000 have been established for these remaining potential problem loans. These reserves are included in the reserves discussed above.

Other assets especially mentioned (“OAEM”) loans increased from $12,590,000 at December 31, 2002 to $14,679,000 at March 31, 2003, an increase of $2,089,000 or 16.6%. OAEM loans are loans that are not classified as nonaccrual, delinquent or potential problem, but still require monitoring by the Company due to factors regarding the borrower, the loan or the economy. At March 31, 2003 $12,432,000 of this balance relates to loans to one borrower. It is the same commercial developer discussed above who because of the concentration of loans to one borrower and delays in completion and sale of certain of his developments has caused certain of his loans to be classified as OAEM loans. The remaining $2,247,000 of OAEM loans consist primarily of 5 commercial & industrial loans with a balance of $1,138,000, 2 nonresidential real estate loans with a balance of $574,000 and 9 residential real estate loans with a balance of $524,000.

Foreclosed assets held for sale increased from $1,500,000 at December 31, 2002 to $2,958,000 at March 31, 2003, an increase of $1,458,000 or 97.2%. The increase was due to the foreclosure of a $3.3 million loan for a retail development during the first quarter of 2003. The Bank charged-off $1.4 million through the allowance for loan losses when the property was transferred from loans to foreclosed assets held for sale. The repossessed building is substantially leased. Another financial institution, which had a loan on the same development, foreclosed on their portion in 2002. Properties being transferred to foreclosed assets are appraised or evaluated and, if required, loss reserves are established by management.

Mortgage servicing rights decreased from $407,000 at December 31, 2002 to $379,000 at March 31, 2003, a decrease of $28,000 or 6.9%. The decrease was due to the amortization of $84,000 of mortgage servicing rights, offset by newly capitalized assets of $56,000. Loans serviced for others totaled $105.1 million and $103.7 million at March 31, 2003 and December 31, 2002, respectively.

Deposits decreased from $249.2 million at December 31, 2002 to $245.5 million at March 31, 2003, a decrease of $3.7 million or 1.5%. The decrease was primarily due to a decrease of $3.4 million in certificates of deposit. Because of its higher level of cash and cash equivalents, the Company did not aggressively compete for deposits and as a result there was a decrease in certificates of deposit.

Long-term debt decreased from $72.8 million at December 31, 2002 to $70.8 million at March 31, 2003, a decrease of $2.0 million or 2.8%, due to maturities during the first quarter of 2003.

Other liabilities increased from $2,730,000 at December 31, 2002 to $3,154,000 at March 31, 2003, an increase of $424,000 or 15.5%. The increase was primarily due to a an increases of $254,000 in advances from borrowers for taxes and insurance and $105,000 in accounts payable.

Total stockholders’ equity decreased by $22,000, from $31,894,000 at December 31, 2002 to $31,872,000 at March 31, 2003. The decrease resulted from the purchase of treasury shares of $1,155,000, payment of $153,000 in dividends to shareholders, and a decrease in unrealized appreciation on available-for sale securities of $60,000, offset by the earnings of the Company of $742,000 for the three months ended March 31, 2003 and exercised stock options of $604,000.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2003 and MARCH 31, 2002

GENERAL
Net income for the three months ended March 31, 2003 increased by $37,000 from $705,000 for the three months ended March 31, 2002 to $742,000 for the three months ended March 31, 2003. The increase was due primarily to an increase in the net gains on loan sales and the gain on sale of land in joint venture, offset by a decrease in net interest income.

INTEREST INCOME
Interest on loans decreased by $858,000 or 15.8%, from $5,434,000 for the three months ended March 31, 2002 to $4,576,000 for the three months ended March 31, 2003. Interest on loans decreased due to a decrease in the average yield on loans outstanding of 69 basis points and a $11.2 million decrease in the average balance of outstanding loans.

Interest on investments increased from $318,000 for the three months ended March 31, 2002 to $405,000 for the three months ended March 31, 2003, an increase of $87,000 or 27.4%. The increase was primarily due to a $19.5 million increase in the average balance of investment securities, FHLB stock and interest-bearing deposits, offset by a 97 basis point decrease in the average yield of these assets in 2003.

INTEREST EXPENSE
Interest on deposits decreased by $502,000 or 23.8%, from $2,107,000 for the three months ended March 31, 2002 to $1,605,000 for the three months ended March 31, 2003. The decrease was primarily due to a 96 basis point decrease in the average cost of deposits, offset by a $6.7 million increase in the average balance of deposits.

The interest on long-term debt decreased by $103,000 or 11.5%, from $893,000 for the three months ended March 31, 2002 to $790,000 for the three months ended March 31, 2003 as a result of a 56 basis point decrease in the average cost of borrowings.

PROVISION FOR LOAN LOSSES
The provision for loan losses was $85,000 for the three months ended March 31, 2003 and $98,000 for the three months ended March 31, 2002, a decrease of $13,000 or 13.3%.

NONINTEREST INCOME
Total noninterest income increased by $330,000 or 66.8%, from $494,000 for the three months ended March 31, 2002 to $824,000 for the three months ended March 31, 2003. The increase was due primarily to increases in gains on loan sales and gain on sale of land in joint venture. Net gains on loan sales increased by $171,000. The increase was due to the increase in loan sales in the first quarter of 2003 resulting from the lower interest rate environment. The $194,000 increase in net gain on sale of land in joint venture resulted from lot sales in the first quarter of 2003. There were no lot sales in the first quarter of 2002.

NONINTEREST EXPENSE
Total noninterest expense increased from $1,996,000 for the three moths ended March 31, 2002 to $2,113,000 for the three months ended March 31, 2003, an increase of $117,000 or 5.9%. Other noninterest expense increased by $93,000 primarily because of higher expenses related to delinquent loans and repossessed assets and higher professional fees related to a new overdraft protection deposit product. There was an increase of $95,000 in the minority income of a real estate joint venture because of lot sales in 2003. There were no lot sales in the first quarter of 2002.

INCOME TAX EXPENSE
Total income tax expense was $470,000 for the three months ended March 31, 2003, compared to $447,000 for the three months ended March 31, 2002, an increase of $23,000 or 5.1%. The increase was attributable to the increased taxable income for the three months ended March 31, 2003. The effective tax rate was 38.8% for the three months ended March 31, 2003 and 2002.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting standards generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions and conditions. Management believes that its critical accounting policies and significant estimates include determining the allowance for loan losses, the valuation of loan servicing rights and the valuation of foreclosed real estate.

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

Mortgage Servicing Rights
The Company recognizes the rights to service loans as separate assets in the consolidated balance sheet. The total cost of loans when sold is allocated between loans and loan servicing rights based on the relative fair value of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the loan servicing rights include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from mortgage servicing in the income statement. As of March 31, 2003 and December 31, 2002, mortgage servicing rights had carrying values of $379,000 and $470,000, respectively, net of valuation allowances of $123,000 at each date.

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

At March 31, 2003, the Bank exceeded all of its regulatory capital requirements with Tier 1 capital of $31.1 million, or 8.9% of average total assets, which is above the required level of $14.0 million or 4.0%; and risk-based capital of $33.5 million or 14.0% of risk-weighted assets, which is above the required level of $19.1 million or 8.0%.

The Company’s most liquid assets are cash and interest-bearing demand accounts. The level of these accounts is dependent on the operating, financing, lending and investing activities during any given period. At March 31, 2003 cash and interest-bearing deposits totaled $34.3 million.

The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances, loan sales, brokered deposits and Fed funds. At March 31, 2003, the Bank had outstanding advances with the FHLB of $67.0 million. The FHLB maintains two limitations on borrowing availability based on (1) FHLB stock ownership and (2) total assets. The Bank currently meets the stock limitation; however, this limit may be raised by the purchase of additional FHLB stock. Based on the total assets limitations, the Bank may increase its borrowings with the FHLB by approximately $54.9 million. The ability to borrow this amount would require meeting regulatory mandated loan and collateral limits. Depending upon market conditions and the pricing of deposit products and FHLB borrowings, the Bank may utilize FHLB advances to fund loan originations.

At March 31, 2003 the Bank had commitments to originate loans and unused lines of credit totaling $22.4 million. Certificate accounts which are scheduled to mature in one year or less from March 31, 2003 totaled $101.4 million. The Bank anticipates that it will have sufficient funds to meet its current commitments and maturing deposits.

CURRENT ACCOUNTING ISSUES

The Financial Accounting Standards Board (“FASB”) adopted Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation.

Under the provisions of SFAS No. 123, companies that adopted the fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a “ramp-up” effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, SFAS No. 148 provides two additional methods of transition that reflect an entity’s full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect.

SFAS No. 148 also improves the clarity and prominence of disclosures about the proforma effects of using the fair value based method of accounting for stock-based compensation for all companies — regardless of the accounting method used — by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, SFAS No. 148 improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. In the past, companies were required to make proforma disclosures only in annual financial statements.

The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

The FASB has stated it intends to issue a new statement on accounting for stock-based compensation and will require companies to expense stock options using a fair value based method at date of grant. The implementation for this proposed state statement is not known.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 will change current practice in the accounting for and disclosure of guarantees. Guarantees meeting the characteristics described in FIN 45 are required to be initially recorded at fair value, which is different from the general current practice of recording a liability only when a loss is probable and reasonably estimable, as those terms are defined in FASB Statement No. 5, Accounting for Contingencies. FIN 45 also requires a guarantor to make new disclosures for virtually all guarantees even if the likelihood of the guarantor’s having to make payments under the guarantee is remote.

In general, FIN 45 applies to contracts or indemnification agreements that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying asset, liability, or an equity security of the guaranteed party such as financial standby letters of credit.

Disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 31, 2002. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The guarantor’s previous accounting for guarantees issued prior to the date of FIN 45 initial applications should not be revised or restated to reflect the provisions of FIN 45.

The Company adopted FIN 45 on January 1, 2003. The adoption of FIN 45 does not currently have a material impact on the Company’s consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sources of market risk include interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. The Company is only subject to interest rate risk. The Company purchased no financial instruments for trading purposes during the three months ended March 31, 2003 and 2002.

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

The Company’s interest rate and market risk profile has not materially changed from the year ended December 31, 2002. Please refer to the Company’s 2002 Form 10-K for further discussion of the Company’s market and interest rate risk.

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

b. Reports on Form 8-K

Citizens First Financial Corp. filed the following Form 8-K during the quarter ended March 31, 2003: None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Citizens First Financial Corp.

Date: May 14, 2003	/s/ C. William Landefeld C. William Landefeld
President

Date: May 14, 2003	/s/ Dallas G. Smiley Dallas G. Smiley
Chief Financial Officer

CERTIFICATIONS

I, C. William Landefeld, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Citizens First Financial Corp.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ C. William Landefeld C. William Landefeld
Chief Executive Officer

I, Dallas G. Smiley, Chief Financial Officer, certify that:

7.	I have reviewed this quarterly report on Form 10-Q of Citizens First Financial Corp.;

8.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

9.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

10.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

12.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ Dallas G. Smiley Dallas G. Smiley
Chief Financial Officer

Exhibit Index

11.0	Statement re: Computation of Per Share Earnings
99.1	Certification of C. William Landefeld
99.2	Certification of Dallas G. Smiley