Form 10-Q
period 2003-06-30
CITIZENS FIRST FINANCIAL CORP
filed 2003-08-14
CIK 1006265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003              Commission File No.: 0-27740

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

The Registrant had 1,494,258 shares of Common Stock outstanding as of July 31, 2003.

PART I — FINANCIAL INFORMATION

PAGE

Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of
	June 30, 2003 and December 31, 2002	1

	Condensed Consolidated Statements of Income for the
	Six Months Ended June 30, 2003 and 2002	2

	Condensed Consolidated Statements of Income for the
	Three Months Ended June 30, 2003 and 2002	3

	Condensed Consolidated Statements of Cash Flows for the
	Six Months Ended June 30, 2003 and 2002	4

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operation	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	16
Item 2.	Changes in Securities and Use of Proceeds	16
Item 3.	Defaults Upon Senior Securities	16
Item 4.	Submission of Matters to a Vote of Security Holders	16
Item 5.	Other Information	16
Item 6.	Exhibits and Reports on Form 8-K	16
Signatures		17

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

PART I. — FINANCIAL INFORMATION

Citizens First Financial Corp. and Subsidiary
Condensed Consolidated Balance Sheets
As of June 30, 2003 and December 31, 2002
(in thousands)

	June 30,	December 31,
	2003	2002

ASSETS	(Unaudited)

Cash and due from banks	$6,566	$10,730
Interest-bearing deposits and federal funds sold	28,644	22,853

Cash and cash equivalents	35,210	33,583

Available for sale securities	23,495	20,712
Mortgage loans held for sale	5,471	6,098
Loans	260,346	282,591
Allowance for loan losses	(1,624)	(3,753)

Net loans	258,722	278,838
Land in real estate joint venture	547	888
Premises and equipment	6,454	6,792
Federal Home Loan Bank stock	4,904	4,697
Foreclosed real estate	4,438	1,500
Mortgage servicing rights, net of valuation allowance of $123,000 at June 30, 2003 and December 31, 2002	391	407
Other assets	7,262	3,541

Total assets	$346,894	$357,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$239,988	$249,163
Long-term debt	70,675	72,825
Other liabilities	3,289	2,730

Total liabilities	313,952	324,718
Minority interest in real estate joint venture	280	444
Commitments and Contingent Liabilities
Stockholders’ Equity
Preferred stock, $.01 par value
Authorized and unissued — 1,000,000 shares	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 2,817,500 shares issued and outstanding	28	28
Additional paid-in-capital	26,766	27,934
Retained earnings	28,137	25,837
Accumulated other comprehensive income	168	197
Less:
Treasury shares, 1,347,022 and 1,361,996, respectively	(22,437)	(22,102)

Total stockholders’ equity	32,662	31,894

Total liabilities and stockholders’ equity	$346,894	$357,056

See notes to condensed consolidated financial statements

Citizens First Financial Corp. and Subsidiary
Condensed Consolidated Statements of Income

	For the six months	For the six months
	ended June 30, 2003	ended June 30, 2002

	(Unaudited and in thousands except share data)
Interest income
Interest on loans	$9,032	$10,607
Interest on investments, deposits with banks, federal funds sold and other	790	716

Total interest income	9,822	11,323

Interest expense
Interest on deposits	3,016	4,092
Interest on borrowings	1,571	1,791

Total interest expense	4,587	5,883

Net interest income	5,235	5,440
Provision for loan losses	391	230

Net interest income after provision for loan losses	4,844	5,210

Noninterest income
Service charges on deposit accounts	451	462
Net realized losses on sales of available for sale securities	—	(71)
Net gains on loan sales	819	341
Gains on sales of land in joint venture	194	0
Other	119	177

Total noninterest income	1,583	909

Noninterest expense
Salaries and employee benefits	2,044	2,209
Net occupancy and equipment expenses	629	637
Deposit insurance expense	47	39
Data processing expense	175	164
Minority interest in net income of real estate joint venture	97	—
Other	1,054	787

Total noninterest expense	4,046	3,836

Income before income tax	2,381	2,283
Income tax expense	918	886

Net income	1,463	1,397

Other comprehensive income, net of tax: Unrealized depreciation on available for sale securities	(29)	(103)
Less: Reclassification adjustment for losses included in net income		(43)

Comprehensive income	$1,434	$1,337

Basic earnings per share	$1.00	$0.95
Weighted average shares outstanding	1,461,537	1,470,907
Diluted earnings per share	$0.91	$0.88
Weighted average shares outstanding	1,603,021	1,589,630

See notes to condensed consolidated financial statements

Citizens First Financial Corp. and Subsidiary
Condensed Consolidated Statements of Income

	For the three months	For the three months
	ended June 30, 2003	ended June 30, 2002

	(Unaudited and in thousands except share data)
Interest income
Interest on loans	$4,455	$5,173
Interest on investments, deposits with banks, federal funds sold and other	385	398

Total interest income	4,840	5,571

Interest expense
Interest on deposits	1,411	1,985
Interest on borrowings	781	898

Total interest expense	2,192	2,883

Net interest income	2,648	2,688
Provision for loan losses	306	132

Net interest income after provision for loan losses	2,342	2,556

Noninterest income
Service charges on deposit accounts	234	237
Net losses on sales of available for sale securities	—	(71)
Net gains on loan sales	475	168
Other	81	81

Total noninterest income	790	415

Noninterest expense
Salaries and employee benefits	1,002	1,092
Net occupancy and equipment expenses	314	315
Deposit insurance expense	28	20
Data processing expense	86	70
Other	534	343

Total noninterest expense	1,964	1,840

Income before income tax	1,168	1,131
Income tax expense	447	439

Net income	721	692

Other comprehensive income, net of tax Unrealized appreciation (depreciation) on available for sale securities	31	(65)
Less: Reclassification adjustment for losses included in net income	—	(43)

Comprehensive income	$752	$670

Basic earnings per share	$0.49	$0.47
Weighted average shares outstanding	1,466,422	1,476,678
Diluted earnings per share	$0.45	$0.43
Weighted average shares outstanding	1,606,125	1,597,931

See notes to condensed consolidated financial statements

CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows

	For the six	For the six
	months ended	months ended
	June 30, 2003	June 30, 2002

	(Unaudited and in thousands)
Operating activities
Net income	$1,463	$1,397
Adjustments to reconcile net income to net cash Provided (used) by operating activities:
Provision for loan losses	391	230
ESOP compensation expense	—	254
Losses on sale of available for sale securities	—	71
Investment securities amortization, net	110	61
Minority interest in net income (loss) of real estate joint venture	97	(3)
Gain on sale of land in real estate joint venture	(194)	—
Net (gain) loss on sale of foreclosed property	(2)	19
Net gains on sale of mortgage loans	(819)	(341)
Net gains from sale of premises & equipment	—	(26)
Amortization of mortgage servicing rights	147	45
Depreciation	364	372
Mortgage loans originated for sale	(42,992)	(18,390)
Proceeds from sale of mortgage loans	44,307	22,456
Federal Home Loan Bank dividends	(207)	(120)
Change in:
Prepaid expenses & other assets	279	(408)
Other liabilities	481	168

Net cash provided by operating activities	3,425	5,785

Investing Activities
Purchase of available for sale securities	(9,705)	(13,500)
Proceeds from maturities and principal paydowns on available for sale securities	6,765	2,388
Proceeds from sales of available for sale securities	—	5,120
Net changes in loans	15,111	1,813
Proceeds from sales of foreclosed property	1,678	978
Purchases of premises and equipment	(26)	(24)
Proceeds from sales of premises & equipment		150
(Investment) reimbursement in land in real estate joint venture	108	(74)
Proceeds from sales of land real estate joint venture	427	—
Net investment (distribution) of minority interest portion of real estate joint venture	(261)	0
Proceeds from the minority interest portion of real estate joint venture	—	41
Investment in bank owned life insurance	(4,000)	—

Net cash provided (used) by investing activities	10,097	(3,108)

Financing Activities
Net change in deposits	$(9,175)	$5,292
Proceeds from borrowings	—	11,800
Repayment of borrowings	(2,150)	(7,968)
Purchase of treasury stock shares	(1,155)	(540)
Cash dividends paid on common stock	(301)	(210)
Exercise of stock options	790	162
Net changes in advances by borrowers for taxes and insurance	96	(70)

Net cash provided (used) by financing activities	(11,895)	8,466

Net change in cash and cash equivalents	1,627	11,143
Cash and cash equivalents, beginning of period	33,583	12,931

Cash and cash equivalents, end of period	$35,210	$24,074

Additional cash flows information:
Interest paid	$4,554	$5,803
Income tax paid	$1,115	$710
Loans transferred to foreclosed property	$4,614	$1,667

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

2.          Statement of Information Furnished

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Rule 10-01 of Regulation S-X, and in the opinion of management reflect all adjustments necessary to present a fair statement of the consolidated financial position as of June 30, 2003 and December 31, 2002, and the consolidated statements of income for the six and three months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002. All adjustments to the financial statements were of a normal recurring nature. These results have been determined on the basis of accounting principles generally accepted in the United States of America. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

The condensed consolidated financial statements are those of the Company and the Bank. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, dated January 17, 2003, included in the Company’s 2002 Annual Report to Stockholders.

3.          Earnings Per Share

Basic earnings per share have been computed based upon the weighted average common shares outstanding for the six and three months ended June 30, 2003 and 2002. Diluted earnings per share for the six and three months ended June 30, 2003 reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

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

Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net income, as reported	$721	$692	$1,463	$1,397
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(24)	(24)	(48)	(48)

Pro forma net income	$697	$661	$1,415	$1,349

Earnings per share:
Basic — as reported	$0.49	$0.47	$1.00	$0.95
Basic — pro forma	$0.48	$0.45	$0.97	$0.92
Diluted — as reported	$0.45	$0.43	$0.91	$0.88
Diluted — pro forma	$0.43	$0.41	$0.88	$0.85

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

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2003 and DECEMBER 31, 2002

Total assets decreased from $357.1 million at December 31, 2002 to $346.9 million at June 30, 2003. The $10.2 million or 2.9% decrease was primarily due to the decrease in loans and loans held for sale, offset somewhat by increases in cash and cash equivalents, available for sale securities, foreclosed assets and other assets.

Cash and cash equivalents increased from $33.6 million at December 31, 2002 to $35.2 million at June 30, 2003 an increase of $1.6 million or 4.8%.

Available for sale securities increased from $20.7 million at December 31, 2002 to $23.5 million at June 30, 2003, an increase of $2.8 million or 13.5%. The increase was primarily due to the purchase of investment securities during the first six months of 2003.

Loans, net of allowance for loan losses and including loans held for sale, decreased from $284.9 million at December 31, 2002 to $264.2 million at June 30, 2003, a decrease of $20.7 million or 7.3%. The decrease was primarily due to decreases of $11.4 million in residential real estate loans and $11.0 million in construction and land development loans. The Company sells primarily fixed rate residential loans in the secondary market (primarily to the Federal Home Loan Mortgage Corporation) as a source of income from gains on sale and servicing fees and as a means of controlling interest rate risk. The Company experienced a continuing high volume in refinanced residential loans during the first six months of 2003 due to lower interest rates. Many of these loans (the majority of which were originated as fixed rate loans) were sold in the secondary market. The Company serviced $105.2 million and $103.7 million at June 30, 2003 and December 31, 2002, respectively.

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

The allowance for loan losses decreased from $3,753,000 at December 31, 2002 to $1,624,000 at June 30, 2003, a decrease of $2,129,000 or 56.7%. The decrease was primarily due to the $2.2 million write-off of amounts that had been specifically reserved for as of December 31, 2002 on loans which were transferred into foreclosed assets in the first half of 2003. The $6.8 million in loans transferred to foreclosed assets in 2003 included a $3.3 million loan for a retail development, which was classified as non-accrual and had a specific reserve of $1.4 million at December 31, 2002. Additional loans transferred to foreclosed assets during the first half of 2003 totaled $3.5 million and had specific reserves of approximately $800,000. No additional provision for loan losses was recorded in the first half of 2003 for the loans transferred into foreclosed assets during 2003.

The Company’s non-performing and potential problem loans decreased from $11,264,000 at December 31, 2002 to $4,285,000 at June 30, 2003, a decrease of $6,979,000 or 62.0%. The decrease was primarily attributable to the foreclosure of $6.8 million in loans during the first half of 2003, including the $3.3 million loan noted above for a retail development that was classified as non-accrual at December 31, 2002. The non-performing and potential problem loans were considered impaired as of June 30, 2003 and December 31, 2002.

Non-performing loans, which are loans past due 90 days or more and non-accruing loans, decreased from $6,163,000 at December 31, 2002 to $1,523,000 at June 30, 2003. The ratio of the Company’s allowance for loan losses to total non-performing loans was 106.6% and 60.9% at June 30, 2003 and December 31, 2002, respectively. Management believes that the problems with these borrowers are identified and not indicative of the loan portfolio in total.

Loans delinquent greater than 90 days decreased from $1,753,000 at December 31, 2002 to $232,000 at June 30, 2003, a decrease of $1,521,000 or 86.8%. Loans delinquent greater than 90 days at June 30, 2003 consist of six loans that are substantially collateralized and for which the Company believes that it has adequately reserved for any potential loss. The total is comprised principally of five residential mortgages with a balance of $228,000. The largest loan delinquent greater than 90 days has a balance of $166,000.

Nonaccruing loans decreased from $4,410,000 at December 31, 2002 to $1,291,000 at June 30, 2003, a decrease of $3,119,000 or 70.7%. The decrease is primarily due to the foreclosure and transfer to foreclosed assets of $6.8 million in loans during the first six months of 2003. As of June 30, 2003, the total of nonaccruing loans is comprised principally of nine residential loans with a balance of $825,000, two construction and land development loans with a balance of $225,000 and one commercial & industrial loan with a balance of $96,000. The Company has established a loss reserve of $405,000 for these loans. For all of the non-accruing loans, the Company believes that it has adequately reserved for any potential loss.

Potential problem loans are loans that are not classified as nonaccrual or 90 days or more delinquent, but due to factors regarding the borrower, the loan or the economy may represent a possible loss to the Company. Potential problem loans decreased from $5,102,000 at December 31, 2002 to $2,763,000 at June 30, 2003, a decrease of $2,339,000 or 45.8%. The Company has established loan loss reserves of $244,000 at June 30, 2003 for potential problem loans. As of June 30, 2003, $1,746,000 of the total potential problem loans relates to one borrower. The borrower is a commercial developer who is a concern to the Company because of the concentration of loans to one borrower and the delays in the completion and sale of certain of his developments. Subsequent to June 30, 2003, $825,000 of these loans were re-written with an improved collateral position for the Company. The remaining potential problem loans have a balance of $1,017,000 and consist of three residential loans with a balance of $588,000, one nonresidential real estate loan of $279,000, one commercial and industrial loan of $133,000 and five consumer loans of $17,000. For all of the potential problem loans, the Company believes that it has adequately reserved for any potential loss.

Other assets especially mentioned (“OAEM”) loans increased from $12,590,000 at December 31, 2002 to $13,554,000 at June 30, 2003, an increase of $964,000 or 7.7%. OAEM loans are loans that are not classified as nonaccrual, delinquent or potential problem, but still require monitoring by the Company due to factors regarding the borrower, the loan or the economy. At June 30, 2003, $11,944,000 of this balance relates to loans to one borrower. It is the same commercial developer discussed above whom because of the concentration of loans to one borrower and delays in completion and sale of certain of his developments has caused certain of his loans to be classified as OAEM loans. The remaining $1,610,000 of OAEM loans consist primarily of one commercial & industrial loan with a balance of $756,000 and fifteen residential real estate loans with a balance of $524,000. For all of the OAEM loans, the Company believes that it has adequately reserved for any potential loss.

Foreclosed assets held for sale increased from $1,500,000 at December 31, 2002 to $4,438,000 at June 30, 2003, an increase of $2,938,000 or 195.9%. The increase was due to the foreclosure of $6.8 million in loans, or $4.6 million net of charge-offs taken at the time of transfer, during the first six months of 2003. The Bank charged-off $2.2 million through the allowance for loan losses when the properties were transferred from loans to foreclosed assets held for sale. The $2.2 million charge-off had been specifically reserved on the related loans as of December 31, 2002. Foreclosed assets, totaling $1.7 million, net of reserves, were sold during the first six months of 2003. Included in foreclosed assets is a $1.9 million retail development property. The repossessed building is substantially leased. Another financial institution, which had a loan on the same development, foreclosed on their portion in 2002. The remaining foreclosed assets held for sale at June 30, 2003 consist primarily of $1.2 million in residential properties and $1.1 million of undeveloped commercial land. Properties being transferred to foreclosed assets are appraised or evaluated and, if required, loss reserves are established by management.

Mortgage servicing rights decreased from $407,000 at December 31, 2002 to $391,000 at June 30, 2003, a decrease of $16,000 or 3.9%. The decrease was due to the amortization of $147,000 of mortgage servicing rights, offset by newly capitalized assets of $131,000. Loans serviced for others totaled $105.2 million and $103.7 million at June 30, 2003 and December 31, 2002, respectively.

Other assets increased from $3.5 million at December 31, 2002 to $7.3 million at June 30, 2003, an increase of $3.8 million or 108.6%. The increase was primarily due to the purchase of $4.0 million in bank owned life insurance in the second quarter of 2003.

Deposits decreased from $249.2 million at December 31, 2002 to $240.0 million at June 30, 2003, a decrease of $9.2 million or 3.7%. The decrease was primarily due to a decrease of $7.7 million in certificates of deposit. Because of its higher level of cash and cash equivalents, the Company did not aggressively compete for deposits and as a result there was a decrease in certificates of deposit.

Long-term debt decreased from $72.8 million at December 31, 2002 to $70.7 million at June 30, 2003, a decrease of $2.1 million or 2.9%, due to maturities during the first half of 2003.

Other liabilities increased from $2.7 million at December 31, 2002 to $3.3 million at June 30, 2003, an increase of $600,000 or 22.2%. The increase was primarily due to a $392,000 increase in principal and interest payments due to investors.

Total stockholders’ equity increased by $768,000, from $31,894,000 at December 31, 2002 to $32,662,000 at June 30, 2003. The increase resulted from the earnings of the Company of $1,463,000 for the six months ended June 30, 2003 and exercised stock options of $790,000, offset by the purchase of treasury shares of $1,155,000, payment of $301,000 in dividends to stockholders, and a decrease in unrealized appreciation on available-for securities of $29,000.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2003 and JUNE 30, 2002

GENERAL
Net income for the six months ended June 30, 2003 increased by $66,000 from $1,397,000 for the six months ended June 30, 2002 to $1,463,000 for the six months ended June 30, 2003. The increase was due primarily to an increase in the net gains on loan sales and the gain on sale of land in joint venture, offset by a decrease in net interest income.

INTEREST INCOME
Interest on loans decreased by $1,575,000 or 14.8%, from $10,607,000 for the six months ended June 30, 2002 to $9,032,000 for the six months ended June 30, 2003. Interest on loans decreased due to a decrease in the average yield on loans outstanding of 68 basis points and a $12.7 million decrease in the average balance of outstanding loans.

Interest on investments increased from $716,000 for the six months ended June 30, 2002 to $790,000 for the six months ended June 30, 2003, an increase of $74,000 or 9.4%. The increase was primarily due to a $11.4 million increase in the average balance of investment securities, FHLB stock and interest-bearing deposits, offset by a 70 basis point decrease in the average yield of these assets in 2003.

INTEREST EXPENSE
Interest on deposits decreased by $1,076,000 or 26.3%, from $4,092,000 for the six months ended June 30, 2002 to $3,016,000 for the six months ended June 30, 2003. The decrease was primarily due to a 92 basis point decrease in the average cost of deposits, offset by a $1.0 million increase in the average balance of deposits.

The interest on long-term debt decreased by $220,000 or 12.3%, from $1,791,000 for the six months ended June 30, 2002 to $1,571,000 for the six months ended June 30, 2003 as a result of a 52 basis point decrease in the average cost of borrowings and a $1.4 million decrease in the average balance of borrowings.

PROVISION FOR LOAN LOSSES
The provision for loan losses was $391,000 for the six months ended June 30, 2003 and $230,000 for the six months ended June 30, 2002, an increase of $161,000 or 70.0%.

NONINTEREST INCOME
Total noninterest income increased by $674,000 or 74.1%, from $909,000 for the six months ended June 30, 2002 to $1,583,000 for the six months ended June 30, 2003. The increase was due primarily to increases in gains on loan sales and gains on sales of land in the real estate joint venture. Net gains on loan sales increased by $478,000. The increase was due to the increase in loan sales in the first half of 2003 resulting from the lower interest rate environment. The $194,000 increase in net gains on sales of land in joint venture resulted from lot sales in the first quarter of 2003. There were no lot sales in the first half of 2002.

NONINTEREST EXPENSE
Total noninterest expense increased from $3,836,000 for the six moths ended June 30, 2002 to $4,046,000 for the six months ended June 30, 2003, an increase of $210,000 or 5.5%. Other noninterest expense increased $267,000 primarily because of increases of $84,000 in other professional fees, $66,000 in loan origination related expenses and $51,000 in legal fees. There was an increase of $97,000 in the minority income of a real estate joint venture because of lot sales in 2003. There were no lot sales in the first half of 2002. Salaries and benefits expense decreased by $165,000 because of the $254,000 decrease in ESOP expense resulting from the allocation of the remaining plan shares in 2002, offset by a $89,000 increase in other employee compensation.

INCOME TAX EXPENSE
Total income tax expense was $918,000 for the six months ended June 30, 2003, compared to $886,000 for the six months ended June 30, 2002, an increase of $32,000 or 3.6%. The increase was attributable to the increased taxable income for the six months ended June 30, 2003. The effective tax rates were 38.6% and 38.8% for the six months ended June 30, 2003 and 2002, respectively.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2003 and JUNE 30, 2002

GENERAL
Net income for the three months ended June 30, 2003 increased from $692,000 for the three months ended June 30, 2002 to $721,000 for the three months ended June 30, 2003, an increase of $29,000 or 4.2%. The increase was due primarily to an increase in the net gains on loan sales.

INTEREST INCOME
Interest on loans decreased from $5,173,000 for the three months ended June 30, 2002 to $4,455,000 for the three months ended June 30, 2003, a decrease of $718,000 or 13.9%. Interest on loans decreased due to a decrease in the average yield on loans outstanding of 68 basis points and a $14.4 million decrease in the average balance of outstanding loans.

Interest on investments decreased from $398,000 for the three months ended June 30, 2002 to $385,000 for the three months ended June 30, 2003, a decrease of $13,000 or 3.3%. The increase was primarily due to a 28 basis point decrease in the average yield of investment securities, FHLB stock and interest-bearing deposits, offset by a $3.4 million increase in the average balance of these assets in 2003.

INTEREST EXPENSE
Interest on deposits decreased from $1,985,000 for the three months ended June 30, 2002 to $1,411,000 for the three months ended June 30, 2003. The decrease was primarily due to an 89 basis point decrease in the average cost of deposits and a $4.6 million decrease in the average balance of deposits.

The interest on long-term debt decreased from $898,000 for the three months ended June 30, 2002 to $781,000 for the three months ended June 30, 2003, a decrease of $117,000 or 13.0% as a result of a 47 basis point decrease in the average cost of borrowings and a $2.9 million decrease in the average balance of borrowings.

PROVISION FOR LOAN LOSSES
The provision for loan losses increased to $306,000 for the three months ended June 30, 2003 from $132,000 for the three months ended June 30, 2002, an increase of $174,000 or 131.8%.

NONINTEREST INCOME
Total noninterest income increased by $375,000 or 90.4%, from $415,000 for the three months ended June 30, 2002 to $790,000 for the three months ended June 30, 2003. The increase was due primarily to an increase of $307,000 in net gains on loan sales in 2003. The increase was due to the increase in loan sales in the second quarter of 2003 and a $71,000 loss on sale of available-for sale securities in 2002.

NONINTEREST EXPENSE
Total noninterest expense increased from $1,840,000 for the three moths ended June 30, 2002 to $1,964,000 for the three months ended June 30, 2003, an increase of $124,000 or 6.7%. Other noninterest expense increased by $191,000 primarily because of increases of $61,000 in net real estate owned expenses, $47,000 in loan origination related expenses, $38,000 in other professional fees and $25,000 in legal fees.

INCOME TAX EXPENSE
Total income tax expense was $447,000 for the three months ended June 30, 2003, compared to $439,000 for the three months ended June 30, 2002, an increase of $8,000 or 1.8%. The increase was attributable to the increased taxable income for the three months ended June 30, 2003. The effective tax rates were 38.3% and 38.8% for the three months ended June 30, 2003 and 2002, respectively.

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

Mortgage Servicing Rights
The Company recognizes the rights to service loans as a separate asset on its consolidated balance sheet. The total cost of loans when sold is allocated between loans and loan servicing rights based on the relative fair value of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the loan servicing rights include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from mortgage servicing on the income statement. As of June 30, 2003 and December 31, 2002, mortgage servicing rights had carrying values of $391,000 and $407,000, respectively, net of valuation allowances of $123,000 at each date.

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

At June 30, 2003, the Bank exceeded all of its regulatory capital requirements with Tier 1 capital of $30.9 million, or 9.0% of average total assets, which is above the required level of $13.7 million or 4.0%; and risk-based capital of $32.5 million or 13.9% of risk-weighted assets, which is above the required level of $18.7 million or 8.0%.

The Company’s most liquid assets are cash and interest-bearing demand accounts. The level of these accounts is dependent on the operating, financing, lending and investing activities during any given period. At June 30, 2003, cash and interest-bearing deposits totaled $35.2 million.

The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances, loan sales, brokered deposits and Fed funds. At June 30, 2003, the Bank had outstanding advances with the FHLB of $66.9 million. The FHLB maintains two limitations on borrowing availability based on (1) FHLB stock ownership and (2) total assets. The Bank currently meets the stock limitation; however, this limit may be raised by the purchase of additional FHLB stock. Based on the total assets limitations, the Bank may increase its borrowings with the FHLB by approximately $53.0 million. The ability to borrow this amount would require meeting regulatory mandated loan and collateral limits. Depending upon market conditions and the pricing of deposit products and FHLB borrowings, the Bank may utilize FHLB advances to fund loan originations.

At June 30, 2003 the Bank had commitments to originate loans and unused lines of credit totaling $21.0 million. Certificate accounts which are scheduled to mature in one year or less from June 30, 2003 totaled $94.8 million. The Bank anticipates that it will have sufficient funds to meet its current commitments and maturing deposits.

CURRENT ACCOUNTING ISSUES

In May 2003, the financial Accounting Standards Board (FASB) issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the third quarter of 2003. The Statement does not currently have a material impact on the Company’s consolidated financial statements.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sources of market risk include interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. The Company is only subject to interest rate risk. The Company purchased no financial instruments for trading purposes during the six months ended June 30, 2003 and 2002.

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

ITEM 4.  CONTROLS AND PROCEDURES

     (a) Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. C. William Landefeld, our President and Chief Executive Officer, and Dallas G. Smiley, our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Landefeld and Smiley concluded that, as of the date of their evaluation, our disclosure controls were effective.

     (b) Internal controls. There have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls during the quarter ended June 30, 2003.

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

a. The Company’s Annual Meeting of shareholders was held on April 21, 2003.

b. See Item 4-c below.

c. At such meeting the shareholders approved the following matters:

1. The election of the following individuals as Directors:

	Votes For	Votes Withheld	Term

Arthur W. Mier	1,366,622	9,378	Three years
L. Carl Borngasser	1,297,249	78,751	Three years

Additionally, the following individuals are the other Directors whose terms of office as Directors continued after the meeting:

Dr. Lowell M. Thompson

C. William Landefeld

Ronald C. Wells

Harold L. Hoeferle

Martin L. Hogan

2. The ratification of BKD, LLP as independent auditor of the Company for the fiscal year ending December 31, 2003 as reflected by 1,284,752 votes for, 90,459 votes against and 788 abstain.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

See Exhibit Index.

b. Reports on Form 8-K

Citizens First Financial Corp. filed the following Form 8-K during the quarter ended June 30, 2003:

Citizens First financial Corp. filed a Form 8-K on May 1, 2003 related to the announcement of financial results for the first quarter of 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Citizens First Financial Corp.

Date: August 14, 2003	/s/ C. William Landefeld
C. William Landefeld
President

Date: August 14, 2003	/s/ Dallas G. Smiley
Dallas G. Smiley
Chief Financial Officer

Exhibit Index

11.0	Statement re: Computation of Per Share Earnings	19
31.1	Certification of C. William Landefeld Required by Rule 13a-14(a)	21
31.2	Certification of Dallas G. Smiley Required by Rule 13a-14(a)	22
32.1	Certification of C. William Landefeld required by Rule 13a-14(b) and
	Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	23
32.2	Certification of Dallas G. Smiley required by Rule 13a-14(b) and
	Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	24