Form 10-Q
period 2003-09-30
CITIZENS FIRST FINANCIAL CORP
filed 2003-11-14
CIK 1006265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10 – Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003	Commission File No.: 0-27740

CITIZENS FIRST FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	37-1351861 (I.R.S. Employer I.D. No.)

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

The Registrant had 1,494,604 shares of Common Stock outstanding as of October 31, 2003.

PART I — FINANCIAL INFORMATION

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings	18
Item 2.	Changes in Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits and Reports on Form 8-K	18
Signatures		19

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
Condensed Consolidated Balance Sheets
As of September 30, 2003 and December 31, 2002
(in thousands)

	September 30,	December 31,
	2003	2002

ASSETS	(Unaudited)
Cash and due from banks	$8,445	$10,730
Interest-bearing deposits and federal funds sold	9,139	22,853

Cash and cash equivalents	17,584	33,583

Available for sale securities	22,302	20,712
Mortgage loans held for sale	4,332	6,098
Loans	275,934	282,591
Allowance for loan losses	(1,788)	(3,753)

Net loans	274,146	278,838
Land in real estate joint venture	683	888
Premises and equipment	6,305	6,792
Federal Home Loan Bank stock	14,983	4,697
Foreclosed assets	3,167	1,500
Mortgage servicing rights, net of valuation allowance of $0 and $123,000 at September 30, 2003 and December 31, 2002	507	407
Cash surrender value of bank owned life insurance	4,066	—
Other assets	3,388	3,541

Total assets	$351,463	$357,056

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$246,621	$249,163
Long-term debt	68,800	72,825
Other liabilities	2,535	2,730

Total liabilities	317,956	324,718
Minority interest in real estate joint venture	347	444
Commitments and Contingent Liabilities
Stockholders’ Equity
Preferred stock, $.01 par value Authorized and unissued — 1,000,000 shares	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 2,817,500 shares issued and outstanding	28	28
Additional paid-in-capital	26,766	27,934
Retained earnings	28,483	25,837
Accumulated other comprehensive income	18	197
Less:
Treasury shares, 1,322,896 and 1,361,996, respectively	(22,135)	(22,102)

Total stockholders’ equity	33,160	31,894

Total liabilities and stockholders’ equity	$351,463	$357,056

See notes to condensed consolidated financial statements

Citizens First Financial Corp. and Subsidiary
Condensed Consolidated Statements of Income

	For the nine months	For the nine months
	ended September 30,	ended September 30,
	2003	2002

	(Unaudited and in thousand except share data)
Interest income
Interest on loans	$13,460	$15,728
Interest on investments, deposits with banks, federal funds sold and other	1,244	1,139

Total interest income	14,704	16,867

Interest expense
Interest on deposits	4,385	5,959
Interest on borrowings	2,339	2,699

Total interest expense	6,724	8,658

Net interest income	7,980	8,209
Provision for loan losses	867	725

Net interest income after provision for loan losses	7,113	7,484

Noninterest income
Service charges on deposit accounts	741	707
Net realized losses on sales of available for sale securities	—	(71)
Net gains on loan sales	1,091	505
Recovery (impairment) of mortgage servicing rights	123	(323)
Gains on sales of land in joint venture	400	269
Other	241	177

Total noninterest income	2,596	1,264

Noninterest expense
Salaries and employee benefits	2,879	3,274
Net occupancy and equipment expenses	929	952
Net loss on sale or write-down of foreclosed assets	770	18
Deposit insurance expense	66	59
Data processing expense	270	243
Minority interest in net income of real estate joint venture	198	128
Other	1,436	1,171

Total noninterest expense	6,548	5,845

Income before income tax	3,161	2,903
Income tax expense	1,201	1,127

Net income	1,960	1,776

Other comprehensive income, net of tax:
Unrealized appreciation (depreciation) on available for sale securities	(179)	36
Less: Reclassification adjustment for losses included in
net income	—	(43)

Comprehensive income	$1,781	$1,855

Basic earnings per share	$1.33	$1.21
Weighted average shares outstanding	1,472,457	1,470,772
Diluted earnings per share	$1.22	$1.12
Weighted average shares outstanding	1,610,261	1,593,820

See notes to condensed consolidated financial statements

Citizens First Financial Corp. and Subsidiary
Condensed Consolidated Statements of Income

	For the three months	For the three months
	ended September 30,	ended September 30,
	2003	2002

	(Unaudited and in thousands except share data)
Interest income
Interest on loans	$4,428	$5,121
Interest on investments, deposits with banks, federal funds sold and other	454	423

Total interest income	4,882	5,544

Interest expense
Interest on deposits	1,369	1,867
Interest on borrowings	768	908

Total interest expense	2,137	2,775

Net interest income	2,745	2,769
Provision for loan losses	476	495

Net interest income after provision for loan losses	2,269	2,274

Noninterest income
Service charges on deposit accounts	290	245
Net gains on loan sales	272	164
Recovery (impairment) of mortgage servicing rights	123	(323)
Gain on sale of land in joint venture	206	269
Other	122	0

Total noninterest income	1,013	355

Noninterest expense
Salaries and employee benefits	835	1,065
Net occupancy and equipment expenses	300	315
Net on loss on sale or write-down of foreclosed assets	771	1
Deposit insurance expense	19	20
Data processing expense	95	79
Minority interest in net income of real estate joint venture	101	128
Other	381	401

Total noninterest expense	2,502	2,009

Income before income tax	780	620
Income tax expense	283	241

Net income	497	379

Other comprehensive income, net of tax:
Unrealized appreciation (depreciation) on available for sale securities	(150)	139

Comprehensive income	$347	$518

Basic earnings per share	$0.33	$0.26
Weighted average shares outstanding	1,494,322	1,470,502
Diluted earnings per share	$0.31	$0.24
Weighted average shares outstanding	1,624,766	1,602,200

See notes to condensed consolidated financial statements

CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY
Condensed Consolidated Statements of Cash Flows

	For the nine	For the nine
	months ended	months ended
	September 30, 2003	September 30, 2002

	(Unaudited and in thousands)
Operating activities
Net income	$1,960	$1,776
Adjustments to reconcile net income to net cash
Provided (used) by operating activities:
Provision for loan losses	867	725
ESOP compensation expense	—	416
Losses on sale of available for sale securities	—	71
Investment securities amortization, net	157	93
Minority interest in net income of real estate joint venture	198	128
Gain on sale of land in real estate joint venture	(400)	(269)
Net loss on sale or write-down of foreclosed assets	770	18
Net gains on sale of mortgage loans	(1,091)	(505)
Impairment (recovery) of mortgage servicing rights	(123)	323
Net gains from sale of premises & equipment	—	(26)
Amortization of mortgage servicing rights	211	204
Depreciation	537	557
Mortgage loans originated for sale	(63,190)	(35,721)
Proceeds from sale of mortgage loans	65,859	36,781
Federal Home Loan Bank dividends	(286)	(178)
Change in:
Prepaid expenses & other assets	87	(394)
Other liabilities	115	223

Net cash provided by operating activities	5,671	4,222

Investing Activities
Purchase of available for sale securities	(11,661)	(15,443)
Proceeds from maturities and principal paydowns on available for sale securities	9,621	3,407
Purchase of Federal Home Loan bank stock	(10,000)	—
Proceeds from sales of available for sale securities	—	5,120
Net change in loans	(789)	(1,282)
Investment in land in real estate joint venture	(28)	(203)
Proceeds from sales of land real estate joint venture	633	532
Net distribution of minority interest portion of real estate joint venture	(295)	(158)
Purchases of premises and equipment	(50)	(67)
Proceeds from sales of premises & equipment	—	150
Proceeds from sales of foreclosed assets	2,177	1,202
Investment in bank owned life insurance	(4,000)	—

Net cash used in investing activities	(14,392)	(6,742)

Financing Activities
Net change in deposits	$(2,542)	$6,667
Proceeds from borrowings	3,000	11,800
Repayment of borrowings	(7,025)	(8,043)
Purchase of treasury stock shares	(1,155)	(1,052)
Cash dividends paid on common stock	(452)	(315)
Exercise of stock options	1,092	162
Net change in advances by borrowers for taxes and insurance	(196)	(132)

Net cash provided (used in) by financing activities	(7,278)	9,087

Net change in cash and cash equivalents	(15,999)	6,567
Cash and cash equivalents, beginning of period	33,583	12,931

Cash and cash equivalents, end of period	$17,584	$19,498

Additional cash flows information:
Interest paid	$6,677	$8,504
Income tax paid	$1,115	$1,103
Loans transferred to foreclosed assets	$4,614	$2,527

See notes to condensed consolidated financial statements

Citizens First Financial Corp.

Notes to Condensed Consolidated Financial Statements

1.	Background Information

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Rule 10-01 of Regulation S-X, and in the opinion of management reflect all adjustments necessary to present a fair statement of the consolidated financial position as of September 30, 2003 and December 31, 2002, and the consolidated statements of income for the nine and three months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002. All adjustments to the financial statements were of a normal recurring nature. These results have been determined on the basis of accounting principles generally accepted in the United States of America. The results of operations for the nine and three months ended September 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.

The condensed consolidated financial statements are those of the Company and the Bank. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto, dated January 17, 2003, included in the Company’s 2002 Annual Report to Stockholders.

3.	Earnings Per Share

Basic earnings per share have been computed based upon the weighted average common shares outstanding for the nine and three months ended September 30, 2003 and 2002. Diluted earnings per share for the nine and three months ended September 30, 2003 reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

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

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net income, as reported	$497	$379	$1,960	$1,776
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(24)	(24)	(72)	(72)

Pro forma net income	$473	$355	$1,888	$1,704

Earnings per share:
Basic — as reported	$0.33	$0.26	$1.33	$1.21
Basic — pro forma	$0.32	$0.24	$1.28	$1.16
Diluted — as reported	$0.31	$0.24	$1.22	$1.12
Diluted — pro forma	$0.29	$0.22	$1.17	$1.07

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2003 and DECEMBER 31, 2002

Total assets decreased from $357.1 million at December 31, 2002 to $351.5 million at September 30, 2003. The $5.6 million or 1.6% decrease was primarily due to the decrease in cash and cash equivalents and loans and loans held for sale, offset by increases in Federal Home Loan Bank stock, available for sale securities, foreclosed assets and cash surrender value of bank owned life insurance.

Cash and cash equivalents decreased from $33.6 million at December 31, 2002 to $17.6 million at September 30, 2003, a decrease of $16.0 million or 47.6%.

Available for sale securities increased from $20.7 million at December 31, 2002 to $22.3 million at September 30, 2003, an increase of $1.6 million or 7.7%. The increase was primarily due to the purchase of investment securities during the first nine months of 2003.

Loans, net of allowance for loan losses and including loans held for sale, decreased from $284.9 million at December 31, 2002 to $278.5 million at September 30, 2003, a decrease of $6.4 million or 2.2%. The decrease was primarily due to a decrease of $10.6 million in construction and land development loans. The decrease in construction and land development loans was due to loan repayments and the transfer of a $3.3 million loan to borrowers for a retail development to foreclosed assets during the first nine months of 2003. The Company sells primarily fixed rate residential loans in the secondary market (primarily to the Federal Home Loan Mortgage Corporation) as a source of income from gains on sale and servicing fees and as a means of controlling interest rate risk. The Company experienced a continuing high volume in refinanced residential loans during the first nine months of 2003 due to lower interest rates. Many of these loans (the majority of which were originated as fixed rate loans) were sold in the secondary market. The Company serviced $93.9 million and $103.7 million at September 30, 2003 and December 31, 2002, respectively.

The Company has a significant concentration in construction and commercial real estate loans related to the real estate market in Bloomington-Normal. Management believes that due to the continued strength of this market, this concentration does not pose a significant risk to the Company.

The allowance for loan losses is established through a provision for loan losses based on management’s evaluation of the risks inherent in the loan portfolio and the general economy. The allowance for loan losses is maintained at an amount management considers adequate to cover estimated losses in loans receivable which are deemed probable and can be estimated based on information available to management at such time. While management believes the allowance for loan losses is sufficient to cover future loan losses inherent in its loan portfolio at this time, no assurances can be given that the level of the allowance for loan losses will be sufficient to cover future loan losses incurred or that future adjustments to the allowance for loan losses will not be necessary if economic and other conditions differ substantially from the economic and other conditions used by management to determine the current level of the allowance for loan losses. The allowance is based upon a number of factors, including asset classification, economic trends, industry experience and trends, industry and geographic concentrations, estimated collateral value, management’s assessments of the credit risk inherent in the portfolio, historical loan loss experience, and the Company’s underwriting policies. Management will continue to monitor and modify the allowance for loan losses as conditions dictate. Various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. These agencies may require additional valuation allowances, based on their judgments of the information available at the time of the examination.

It is the policy of the Company to charge off loans when it is determined that they are no longer collectible. The policy for loans secured by real estate, which comprises the majority of the loan portfolio, is to establish loss reserves in accordance with the loan classification process, based on accounting principles generally accepted in the United States of America. It is the Company’s policy to obtain an appraisal or evaluation on all real estate acquired through foreclosure at the time of foreclosure.

The allowance for loan losses decreased from $3,753,000 at December 31, 2002 to $1,788,000 at September 30, 2003, a decrease of $1,965,000 or 52.4%. The decrease was primarily due to the $2.2 million write-off of amounts that had been specifically reserved for as of December 31, 2002 on loans which were transferred into foreclosed assets in the first nine months of 2003. The $6.8 million in loans transferred to foreclosed assets in 2003 included a $3.3 million loan for a retail development, which was classified as non-accrual and had a specific reserve of $1.4 million at December 31, 2002. An additional write-down of $760,000 was taken on the property during the third quarter of 2003 leaving a balance of approximately $1.1 million. Additional loans transferred to foreclosed assets during the first nine months of 2003 totaled $3.5 million and had specific reserves of approximately $800,000.

The Company’s non-performing and potential problem loans decreased from $11,264,000 at December 31, 2002 to $6,921,000 at September 30, 2003, a decrease of $4,343,000 or 38.6%. The decrease was primarily attributable to the foreclosure of $6.8 million in loans during the first nine months of 2003, including the $3.3 million loan noted above for a retail development that was classified as non-accrual at December 31, 2002. The non-performing and potential problem loans were considered impaired as of September 30, 2003 and December 31, 2002.

Non-performing loans, which are loans past due 90 days or more and non-accruing loans, decreased from $6,163,000 at December 31, 2002 to $2,422,000 at September 30, 2003. The ratio of the Company’s allowance for loan losses to total non-performing loans was 73.8% and 60.9% at September 30, 2003 and December 31, 2002, respectively. Management believes that the problems with these borrowers are identified and not indicative of the loan portfolio in total.

     Nonaccruing loans decreased from $4,410,000 at December 31, 2002 to $642,000 at September 30, 2003, a decrease of $3,768,000 or 85.4%. The decrease is primarily due to the foreclosure and transfer to foreclosed assets of $4.2 million in loans classified as non-accrual at December 31, 2002 during the first nine months of 2003. As of September 30, 2003, the total of nonaccruing loans is comprised of four residential loans with a balance of $417,000 and two construction and land development loans with a balance of $225,000. The Company has established a loss reserve of $142,000 for these loans. For all of the non-accruing loans, the Company believes that it has adequately reserved for any potential loss.

Loans delinquent greater than 90 days increased from $1,753,000 at December 31, 2002 to $1,780,000 at September 30, 2003, an increase of $27,000. Loans delinquent greater than 90 days at September 30, 2003 consist of ten loans that are substantially collateralized. The Company has established loss reserves of $299,000 for the delinquent loans and believes that it has adequately reserved for any potential loss. The total is comprised principally of one construction and development loan for $849,000, three residential mortgages with a balance of $288,000, one loan secured by a commercial office building for $279,000 and three commercial and industrial loans for $271,000. The largest loan delinquent greater than 90 days has a balance of $849,000.

Potential problem loans are loans that are not classified as nonaccrual or 90 days or more delinquent, but due to factors regarding the borrower, the loan or the economy may represent a possible loss to the Company. Potential problem loans decreased from $5,102,000 at December 31, 2002 to $4,499,000 at

September 30, 2003, a decrease of $603,000 or 11.8%. The Company has established loan loss reserves of $373,000 at September 30, 2003 for potential problem loans. As of September 30, 2003, $2,322,000 of the total potential problem loans relates to three borrowers. One borrower with potential problem loans of $1,370,000 is a commercial property landlord who is a concern because of prior payment problems. The second borrower is a retail business with potential problem loans of $552,000, which has experienced recent losses. The third borrower with a potential problem development loan of $400,000 is a commercial real estate venture, which is a concern to the Company because of delays in the completion and sale of properties. Subsequent to September 30, 2003, the development loan of $400,000 was paid off. The remaining potential problem loans have a balance of $2,177,000 and consist of eighteen residential loans with a balance of $2,144,000 and three consumer loans of $33,000. For all of the potential problem loans, the Company believes that it has adequately reserved for any potential loss.

Other assets especially mentioned (“OAEM”) loans increased from $12,590,000 at December 31, 2002 to $15,090,000 at September 30, 2003, an increase of $2,500,000 or 19.9%. OAEM loans are loans that are not classified as nonaccrual, delinquent or potential problem, but still require monitoring by the Company due to factors regarding the borrower, the loan or the economy. At September 30, 2003, $12,941,000 of this balance relates to loans to two borrowers. The first borrower with $11,273,000 in loans is the same commercial real estate venture that has the $400,000 potential problem loan noted above whom because of the concentration of loans to one borrower and delays in completion and sale of certain of his developments has caused all of its loans to be classified as potential problem or OAEM loans. The second borrower with $1,668,000 in OAEM loans is a real estate developer who is classified due to delays is loan payments and property sales. The remaining $2,149,000 of OAEM loans consists primarily of three commercial & industrial loans with a balance of $711,000, two non-residential loans with a balance of $778,000 and eleven residential real estate loans with a balance of $648,000.

Foreclosed assets increased from $1,500,000 at December 31, 2002 to $3,167,000 at September 30, 2003, an increase of $1,667,000 or 111.1%. The increase was due to the foreclosure of $6.8 million in loans, or $4.6 million net of charge-offs taken at the time of transfer, during the first nine months of 2003. The Bank charged-off $2.2 million through the allowance for loan losses when the properties were transferred from loans to foreclosed assets. The $2.2 million charge-off had been specifically reserved on the related loans as of December 31, 2002. Foreclosed assets, totaling $2.2 million, net of reserves, were sold during the first nine months of 2003. Included in foreclosed assets at September 30, 2003 is a $1.1 million retail development property. An additional $760,000 was expensed due to a write-down on this property in the third quarter of 2003. The repossessed building is substantially leased. Another financial institution, which had a loan on the same development, foreclosed on their portion in 2002. The remaining foreclosed assets at September 30, 2003 consist primarily of $1.0 million in residential properties and $1.0 million of undeveloped commercial land. Properties being transferred to foreclosed assets are appraised or evaluated and, if required, loss reserves are established by management.

Mortgage servicing rights increased from $407,000 at December 31, 2002 to $507,000 at September 30, 2003, an increase of $100,000 or 24.5%. The increase was due to the recovery of $123,000 of previously impaired mortgage servicing rights and newly capitalized assets of $188,000, offset by the amortization of $211,000 of mortgage servicing rights. Loans serviced for others totaled $93.9 million and $103.7 million at September 30, 2003 and December 31, 2002, respectively.

Other assets decreased from $3.5 million at December 31, 2002 to $3.4 million at September 30, 2003, a decrease of $100,000.

Deposits decreased from $249.2 million at December 31, 2002 to $246.6 million at September 30, 2003, a decrease of $2.6 million or 1.0%. The decrease was due to a decrease of $2.6 million in certificates of deposit.

Long-term debt decreased from $72.8 million at December 31, 2002 to $68.8 million at September 30, 2003, a decrease of $4.0 million or 5.5%, due to maturities during the first nine months of 2003.

Other liabilities decreased from $2.7 million at December 31, 2002 to $2.5 million at September 30, 2003, a decrease of $200,000 or 7.4%. The increase was primarily due to a $197,000 decrease in advances from borrowers for taxes and insurance.

Total stockholders’ equity increased by $1,266,000, from $31,894,000 at December 31, 2002 to $33,160,000 at September 30, 2003. The increase resulted from the earnings of the Company of $1,960,000 for the nine months ended September 30, 2003 and exercised stock options of $1,092,000, offset by the purchase of treasury shares of $1,155,000, payment of $452,000 in dividends to stockholders, and a decrease in unrealized appreciation on available-for-sale securities of $179,000.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 and SEPTEMBER 30, 2002

GENERAL
Net income for the nine months ended September 30, 2003 increased by $184,000 from $1,776,000 for the nine months ended September 30, 2002 to $1,960,000 for the nine months ended September 30, 2003. The increase was due primarily to an increase in the net gains on loan sales, the recovery of mortgage servicing rights impairment and lower salaries and benefits expense, offset by a decrease in net interest income and write-down of foreclosed assets.

INTEREST INCOME
Interest on loans decreased by $2,268,000 or 14.4%, from $15,728,000 for the nine months ended September 30, 2002 to $13,460,000 for the nine months ended September 30, 2003. Interest on loans decreased due to a decrease in the average yield on loans outstanding of 71 basis points and a $13.3 million decrease in the average balance of outstanding loans.

Interest on investments increased from $1,139,000 for the nine months ended September 30, 2002 to $1,244,000 for the nine months ended September 30, 2003, an increase of $105,000 or 9.2%. The increase was primarily due to a $9.6 million increase in the average balance of investment securities, FHLB stock and interest-bearing deposits, offset by a 47 basis point decrease in the average yield of these assets in 2003.

INTEREST EXPENSE
Interest on deposits decreased by $1,574,000 or 26.4%, from $5,959,000 for the nine months ended September 30, 2002 to $4,385,000 for the nine months ended September 30, 2003. The decrease was primarily due to an 89 basis point decrease in the average cost of deposits, offset by a $900,000 increase in the average balance of deposits.

The interest on borrowings decreased by $360,000 or 13.3%, from $2,699,000 for the nine months ended September 30, 2002 to $2,339,000 for the nine months ended September 30, 2003 as a result of a 50 basis point decrease in the average cost of borrowings and a $2.4 million decrease in the average balance of borrowings.

PROVISION FOR LOAN LOSSES
The provision for loan losses was $867,000 for the nine months ended September 30, 2003 and $725,000 for the nine months ended September 30, 2002, an increase of $142,000 or 19.6%.

NONINTEREST INCOME
Total noninterest income increased by $1,332,000 or 105.4%, from $1,264,000 for the nine months ended September 30, 2002 to $2,596,000 for the nine months ended September 30, 2003. The increase was due primarily to increases in gains on loan sales and the recovery of a mortgage servicing rights impairment. Net gains on loan sales increased by $586,000 in 2003 due to increased loan sales resulting from the lower interest rate environment. There was a $123,000 recovery of a mortgage servicing rights impairment in 2003 compared to a $323,000 mortgage servicing rights impairment charge in 2002.

NONINTEREST EXPENSE
Total noninterest expense increased from $5,845,000 for the nine moths ended September 30, 2002 to $6,548,000 for the nine months ended September 30, 2003, an increase of $703,000 or 12.0%. Other noninterest expense increased $1.0 million primarily because of increases of $752,000 in net loss on sale and write-down of foreclosed assets, $70,000 in minority interest in the net income of a real estate joint venture and $78,000 in legal fees. Salaries and benefits expense decreased by $395,000 because of the $446,000 decrease in ESOP expense resulting from the allocation of the remaining plan shares in 2002 and a $141,000 increase in standard cost allocation as a result of the increased loan originations, offset by a $261,000 increase in other employee compensation.

INCOME TAX EXPENSE
Total income tax expense was $1,201,000 for the nine months ended September 30, 2003, compared to $1,127,000 for the nine months ended September 30, 2002, an increase of $74,000 or 6.6%. The increase was attributable to the increased taxable income for the nine months ended September 30, 2003. The effective tax rates were 38.0% and 38.8% for the nine months ended September 30, 2003 and 2002, respectively.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 and SEPTEMBER 30, 2002

GENERAL
Net income for the three months ended September 30, 2003 increased from $379,000 for the three months ended September 30, 2002 to $497,000 for the three months ended September 30, 2003, an increase of $118,000 or 31.1%. The increase was due primarily to an increase in the net gains on loan sales and a recovery of a mortgage servicing rights impairment offset by an increased net loss of sale and write-down of foreclosed assets.

INTEREST INCOME
Interest on loans decreased from $5,121,000 for the three months ended September 30, 2002 to $4,428,000 for the three months ended September 30, 2003, a decrease of $693,000 or 13.5%. Interest on loans decreased due to a decrease in the average yield on loans outstanding of 74 basis points and a $14.6 million decrease in the average balance of outstanding loans.

Interest on investments increased from $423,000 for the three months ended September 30, 2002 to $454,000 for the three months ended September 30, 2003, an increase of $31,000 or 7.3%. The increase was primarily due to a $5.5 million increase in the average balance of investment securities, FHLB stock and interest-bearing deposits, offset by a 21 basis point decrease in the average balance of these assets in 2003.

INTEREST EXPENSE
Interest on deposits decreased from $1,867,000 for the three months ended September 30, 2002 to $1,369,000 for the three months ended September 30, 2003. The decrease was primarily due to an 82 basis point decrease in the average cost of deposits.

The interest on borrowings decreased from $908,000 for the three months ended September 30, 2002 to $768,000 for the three months ended September 30, 2003, a decrease of $140,000 or 15.4% as a result of a 47 basis point decrease in the average cost of borrowings and a $4.5 million decrease in the average balance of borrowings.

PROVISION FOR LOAN LOSSES
The provision for loan losses decreased to $476,000 for the three months ended September 30, 2003 from $495,000 for the three months ended September 30, 2002, a decrease of $19,000 or 3.8%.

NONINTEREST INCOME
Total noninterest income increased by $658,000 or 185.4%, from $355,000 for the three months ended September 30, 2002 to $1,013,000 for the three months ended September 30, 2003. The increase was due primarily to a $123,000 recovery of a mortgage servicing rights impairment in 2003 compared to a $323,000 mortgage servicing rights impairment charge in 2002 and an increase of $108,000 in net gains on loan sales in 2003.

NONINTEREST EXPENSE
Total noninterest expense increased from $2,009,000 for the three moths ended September 30, 2002 to $2,502,000 for the three months ended September 30, 2003, an increase of $493,000 or 24.5%. Net loss on sale and write-down of foreclosed assets increased by $771,000 primarily because of the $760,000 in additional reserve taken on a retail development included in other real estate owned. Salaries and benefits expense increased by $230,000 primarily due to a $181,000 decrease in ESOP expense resulting from the allocation of the remaining plan shares in 2002.

INCOME TAX EXPENSE
Total income tax expense was $283,000 for the three months ended September 30, 2003, compared to $241,000 for the three months ended September 30, 2002, an increase of $42,000 or 14.8%. The increase was attributable to the increased taxable income for the three months ended September 30, 2003. The effective tax rates were 36.4% and 38.9% for the three months ended September 30, 2003 and 2002, respectively.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting standards generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and the related disclosure of contingent assets and liabilities. Actual results could differ from those estimates under different assumptions and conditions. Management believes that its critical accounting policies and significant estimates include determining the allowance for loan losses, the valuation of loan servicing rights and the valuation of foreclosed assets.

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

Mortgage Servicing Rights
The Company recognizes the rights to service loans as a separate asset on its consolidated balance sheet. The total cost of loans when sold is allocated between loans and loan servicing rights based on the relative fair value of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the loan servicing rights include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from mortgage servicing on the income statement. As of September 30, 2003 and December 31, 2002, mortgage servicing rights had carrying values of $391,000 and $507,000, respectively, net of a valuation allowance of $0 and $123,000 at September 30, 2003 and December 31, 2002, respectively.

Foreclosed Assets
Foreclosed assets are carried at the lower of cost or fair value less estimated selling costs. Management estimates the fair value of the properties based on current appraisal information. Fair value estimates are particularly susceptible to significant changes in the economic environment, market conditions, and the real estate market. A worsening or protracted economic decline would increase the likelihood of a decline in property values and could create the need to write down the properties through current operations.

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

At September 30, 2003, the Bank exceeded all of its regulatory capital requirements with Tier 1 capital of $30.6 million, or 8.9% of average total assets, which is above the required level of $13.7 million or 4.0%; and risk-based capital of $32.4 million or 13.5% of risk-weighted assets, which is above the required level of $19.2 million or 8.0%.

The Company’s most liquid assets are cash and interest-bearing demand accounts. The level of these accounts is dependent on the operating, financing, lending and investing activities during any given period. At September 30, 2003, cash and interest-bearing deposits totaled $17.6 million.

The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances, loan sales, brokered deposits and Fed funds. At September 30, 2003, the Bank had outstanding advances with the FHLB of $65.1 million. The FHLB maintains two limitations on borrowing availability based on (1) FHLB stock ownership and (2) total assets. The Bank currently meets the stock limitation; however, this limit may be raised by the purchase of additional FHLB stock. Based on the total assets limitations, the Bank may increase its borrowings with the FHLB by approximately $56.0 million. The ability to borrow this amount would require meeting regulatory mandated loan and collateral limits. Depending upon market conditions and the pricing of deposit products and FHLB borrowings, the Bank may utilize FHLB advances to fund loan originations.

At September 30, 2003 the Bank had commitments to originate loans and unused lines of credit totaling $21.1 million. Certificate accounts which are scheduled to mature in one year or less from September 30, 2003 totaled $96.7 million. The Bank anticipates that it will have sufficient funds to meet its current commitments and maturing deposits.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sources of market risk include interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. The Company is only subject to interest rate risk. The Company purchased no financial instruments for trading purposes during the nine months ended September 30, 2003 and 2002.

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

ITEM 4. CONTROLS AND PROCEDURES

               (a) Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. C. William Landefeld, our President and Chief Executive Officer, and Dallas G. Smiley, our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Landefeld and Smiley concluded that, as of the date of their evaluation, our disclosure controls were effective.

               (b) Internal controls. There have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls during the quarter ended September 30, 2003.

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
Item 6. Exhibits and Reports on Form 8-K
a. Exhibits
See Exhibit Index.
b. Reports on Form 8-K

Citizens First Financial Corp. filed the following Form 8-K during the quarter ended September 30, 2003:
Citizens First Financial Corp. filed a Form 8-K on July 28, 2003 related to the announcement of new stock repurchase program and to announce its earnings for the quarter ended June 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Citizens First Financial Corp.

Date:	November 14, 2003	/s/ C. William Landefeld C. William Landefeld President

Date:	November 14, 2003	/s/ Dallas G. Smiley Dallas G. Smiley Chief Financial Officer

Exhibit Index

11.0	Statement re: Computation of Per Share Earnings	19
31.1	Certification of C. William Landefeld Required by Rule 13a-14(a)	21
31.2	Certification of Dallas G. Smiley Required by Rule 13a-14(a)	22
32.1	Certification of C. William Landefeld required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	23
32.2	Certification of Dallas G. Smiley required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	24