Form 10-K
period 2003-12-31
CITIZENS FIRST FINANCIAL CORP
filed 2004-03-30
CIK 1006265

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003
Commission File No.: 0-27740

CITIZENS FIRST FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	37-1351861 (I.R.S. Employer I.D. No.)

2101 North Veterans Parkway, Bloomington, Illinois 61704
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number: (309) 661-8700
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
     Yes [x]    No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
     Yes [  ]    NO [XX]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $31,844,496 and is based upon the last sales price of $24.00 as quoted on The Nasdaq National Market on June 30, 2003, the last business day of the registrant’s most recently completed second quarter.

     The Registrant had 1,510,287 shares of Common Stock outstanding as of March 20, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the year ended December 31, 2003, are incorporated by reference into Part II of this Form 10-K.

     Portions of the Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

-i-

PART 1

Item 1 Business

General

     Citizens First Financial Corp. (the “Company”) was incorporated under Delaware law in January 1996. The Company completed an initial public offering of 2,817,500 shares of common stock on May 1, 1996 in connection with the conversion of Citizens Savings Bank, (the “Bank”) from the mutual to stock form of ownership (the “Conversion”). The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (“OTS”), and the Securities and Exchange Commission (“SEC”). Currently, the Company does not transact any material business other than through its subsidiary, the Bank. At December 31, 2003, the Company had total assets of $349.5 million, total deposits of $250.0 million and total stockholders’ equity of $33.0 million. The Company’s principal business is conducted primarily through its subsidiary, the Bank. Accordingly, the discussion in this Report addresses the Company’s operations as they are conducted through the Bank.

     The Bank was originally chartered in 1888 by the State of Illinois and in 1989 became a federally chartered savings bank. In April 1999, the Bank was converted from a federally chartered savings bank to an Illinois state savings bank. The Bank’s principal business consists of the acceptance of retail deposits from the general public in the area surrounding its branch offices and the investment of those deposits, together with funds generated from operations and borrowings, in commercial, agricultural, residential real estate mortgage, commercial real estate, consumer and other loans. The Bank originates loans for investment and for sale. Currently, the Bank’s policy is to sell, on a servicing retained basis, most longer-term fixed rate one-to-four family mortgage loans it originates as a method of controlling its growth, managing its interest rate risk and increasing its loan servicing fee income. The Bank’s revenues are derived principally from interest on its mortgage, consumer and commercial loans, loan servicing fees and, to a lesser extent, the interest on its securities. The Bank’s primary source of funds are deposits, principal and interest payments on loans and securities, borrowings from the Federal Home Loan Bank of Chicago and, to a lesser extent, proceeds from the sale of loans and securities. The Bank has a wholly-owned service corporation, CSL Service Corporation, an Illinois-chartered corporation that is a participant in a joint venture that has purchased and is developing commercial real estate.

Market Area and Competition

     The Company is a community-oriented savings institution offering a variety of financial products and services to meet the needs of the communities it serves. The Company’s deposit gathering is concentrated in the communities surrounding its five offices located in the municipalities of Bloomington, Normal and Fairbury, Illinois, which are part of McLean and Livingston Counties. McLean County comprises the greater Bloomington/Normal metropolitan area and Livingston County is adjacent to the greater Bloomington/Normal metropolitan area. The economy in McLean and Livingston Counties has historically benefited from the presence of the national and regional headquarters of State Farm Insurance Company, the Mitsubishi Motors Corporation, Illinois Farm Bureau, Illinois State University and Illinois Wesleyan University as well as a variety of agricultural related businesses. These counties are the primary market area for the Bank’s lending and deposit gathering activities.

     The Company faces significant competition both in making loans and in attracting deposits. The greater Bloomington/Normal metropolitan area is a highly competitive market. The Company faces direct competition from a significant number of financial institutions operating in its market area, many with a state-wide or regional presence and in some cases a national presence. Many of these financial institutions are significantly larger and have greater financial resources than the Company. State Farm Insurance Company, Bloomington-Normal’s largest business, has a savings bank, which it operates through its agents on a national basis. The Company’s competition for loans comes principally from commercial banks, savings and loan associations, mortgage banking companies, credit unions and insurance companies. Its most direct competition for deposits has historically come from savings and loan associations and commercial banks. In addition, the Company faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, corporate and government securities funds, mutual funds and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.

Investment Activities

     The investment policy of the Company, as approved by the Board of Directors, requires management to maintain adequate liquidity and generate a favorable return on investments without incurring undue interest rate and credit risk. The Company has invested primarily in U.S. government sponsored agency issued mortgage-backed securities, U.S. Agency securities, federal funds sold, a Federal Home Loan Bank demand investment account and eligible mutual funds. SFAS 115 requires the Company to designate its securities as held to maturity, available for sale or held for trading. The Company does not currently maintain a portfolio of securities categorized as held to maturity or held for trading. The Company’s investment securities generally consist of U.S. Agency obligations and mortgage-backed and mortgage-related securities. The Company’s mortgage-backed securities consist of pass through certificates representing interests in pools of fixed and adjustable rate mortgage loans issued or guaranteed by GNMA, FHLMC or FNMA. At December 31, 2003, the Company’s portfolio of investment and mortgage-backed securities totaled $20.7 million, all of which was categorized as available for sale.

     In recent periods, the Company has primarily invested in securities in order to maintain liquid assets for its operations and as a means of utilizing its excess funding not necessary for loan originations. The Board of Directors reviews all of the activity in the investment portfolio on a monthly basis.

Lending Activities

     Origination, Sale, Servicing and Purchase of Loans The Company’s loan origination activities are conducted primarily by its loan personnel, operating at its five offices. All loans originated by the Company are underwritten by the Company pursuant to the Company’s policies and procedures. The Company originates both adjustable-rate and fixed-rate mortgage loans, commercial loans and consumer loans. The Company’s ability to originate loans is dependent upon the relative customer demand for the type of loan and demand for fixed-rate or adjustable-rate loans, which is affected by the current and expected future level of interest rates.

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

     One-to-Four Family Mortgage Lending The Company currently offers both fixed-rate and adjustable-rate mortgage loans secured by one-to-four family residences located in the Company’s primary market area, with maturities of up to thirty years. While the Company has originated such loans secured by properties outside its market area, substantially all of such loans at December 31, 2003 were secured by property located in the Company’s primary market area. One-to-four family mortgage loan originations are generally obtained from the Company’s loan representatives operating in its branch offices and their contacts with the local real estate industry, existing or past customers, and members of the local communities.

     Multi-Family Lending The Company originates fixed and adjustable-rate multi-family mortgage loans generally secured by 5 to 70 unit apartment and student housing buildings located in the Company’s primary market area. In deciding on whether to make a multi-family loan, the Company considers the qualifications and financial condition of the borrower as well as the value and condition of the underlying property. The factors considered by the Company include: the net operating income of the mortgaged premises before debt service and depreciation; the debt coverage ratio (the ratio of net earnings to debt service); and the ratio of loan amount to appraised value.

     Commercial Real Estate Lending The Company originates commercial real estate loans that are generally secured by properties used for business purposes such as small office buildings or a combination of residential and retail facilities located in the Company’s primary market area.

     Loans secured by commercial real estate properties, like multi-family loans, generally involve larger principal amounts and a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks through its underwriting standards, which require such loans to be qualified on the basis of the property’s income and debt coverage ratio.

     Construction and Land Lending The Company originates loans for the acquisition and development of commercial and residential property located in its primary market area. These loans are offered to local developers and individuals. The majority of the Company’s construction loans are originated primarily to finance the construction of one-to-four family, owner-occupied residential properties and multi-family properties located in the Company’s primary market area. Such loans are offered for the construction of properties that are pre-sold or for which permanent financing has been secured, as well as for properties that are not pre-sold or for which permanent financing has not been secured.

     Construction and land development financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan is largely dependent upon the accuracy of the initial estimate of the property’s value at completion of construction or development compared to the estimated cost (including interest) of construction. If the estimate of value proves to be inaccurate, the Company may be confronted with a project, when completed, having a value which is insufficient to assure full repayment.

     Commercial Lending The Company offers commercial loans to businesses operating in the Company’s primary market area on a selective basis.

     Unlike mortgage loans, which generally are made on the basis of the borrower’s ability to make repayment from his or her employment and other income, and which are secured by real property the value of which tends to be more easily ascertainable, commercial business loans are of higher risk and typically are made on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s business. As a result, the availability of funds for the repayment of commercial business loans may be substantially dependent on the success of the business itself. Further, the collateral securing the loans may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business. Included in this total are agricultural loans made within our lending area. These agricultural loans are generally offered with one year terms in amounts up to $500,000 and are generally secured by crops, equipment, other assets and personal guarantees.

     Consumer and Other Lending The Company’s portfolio of consumer and other loans primarily consists of fixed-rate, fixed-term home equity loans, adjustable home equity lines of credit, loans secured by automobiles, home improvement loans, loans secured by deposit accounts and unsecured personal loans.

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

Deposit Activities

     Deposits The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company’s deposit accounts consist of savings, NOW accounts, checking accounts, money market accounts, certificate and brokered deposit accounts. The Company also offers certificate of deposit accounts with balances in excess of $100,000 at negotiated rates (jumbo certificates) and Individual Retirement Accounts (“IRAs”). For the year ended December 31, 2003, the balance of core deposits (savings, money market and demand deposit accounts) totaled $90.6 million, or 36.2%, of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company’s deposits are obtained predominantly from the areas in which its branch offices are located. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company’s ability to attract and retain deposits. The Company uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its market area. While certificate accounts in excess of $100,000 are accepted by the Company, the Company does not actively solicit such deposits. The Company has attempted to increase its deposit customer base and decrease its dependency on certificate accounts by offering interest free checking accounts without minimum balance requirements. The Company has $10.0 million of brokered deposits with maturities from 10 to 33 months at an average rate of 2.6%. Brokered deposits are an alternative source of liquidity that offers the Company the opportunity to obtain funds at a competitive interest rate.

Statistical Data

INVESTMENT SECURITIES

     The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the investment securities at the dates indicated were:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available for sale at December 31, 2003:
U.S. government agencies	$6,802	$—	$48	$6,754
Mortgage-backed securities	12,978	155	135	12,998
Other securities	1,003	—	9	994

Total available for sale	$20,783	$155	$192	$20,746

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available for sale at December 31, 2002:
Mortgage-backed securities	$17,084	$343	$45	$17,382
Other securities	3,307	23	—	3,330

Total available for sale	$20,391	$366	$45	$20,712

     The balance of Federal Home Loan Bank of Chicago stock owned at December 31 is as follows:

Cost
(Dollars in thousands)
2003	2002
$15,206	$4,697

Federal Home Loan Bank stock is stated at cost and is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Federal Home Loan Bank stock is recognized based on the price at which it may be resold to the Federal Home Loan Bank.

The yield on the stock is approximately 6.50% at December 31, 2003.

The maturity distribution (dollars in thousands) and average yields for the securities available for sale portfolio at December 31, 2002 were:

	Within 1 Year		1 - 5 Years		5 - 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government agencies	$—	—%	$3,847	3.31%	$2,907	3.20%
Mortgage-backed securities	—	—%	—	—%	1,141	3.70%
Other securities	—	—%	—	—%	—	—%

Total	$—	—%	$3,847	3.31%	$4,048	3.34%

	Due After 10 Years		Marketable Equity Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government agencies	$—	—%	$—	—%	$6,754	3.26%
Mortgage-backed securities	11,857	4.86%	—	—%	12,998	4.76%
Other securities	—	—%	994	2.19%	994	2.19%

Total	$11,857	4.86%	$994	2.19%	$20,746	4.15%

With exception of securities of U.S. government agencies and corporations, the Company did not hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceeded 10% of stockholders’ equity at December 31, 2003.

LOAN PORTFOLIO

Types of Loans

(Dollars in thousands)	2003	2002	2001	2000	1999
Commercial & agricultural loans	$38,047	$33,438	$27,667	$20,622	$19,622
Real estate loans:
Construction	36,577	37,545	36,908	40,141	31,968
Commercial	86,368	82,008	79,667	71,566	64,336
Residential	120,936	128,692	138,439	150,914	152,444
Consumer and other loans	9,866	9,754	10,783	13,246	12,806

Total	291,794	291,437	293,464	296,489	281,176
Less:
Undisbursed portion of loans (1)	9,317	8,846	4,200	11,174	15,623
Allowance for loan losses	3,072	3,753	2,421	1,826	1,679

Loans, net	$279,405	$278,838	$286,843	$283,489	$263,874

(1) The undisbursed portion of loans represents amounts included in gross loans above that have been approved, but not disbursed to the borrower.

     Loans held for sale at December 31, 2003, 2002, 2001, 2000 and 1999 were $376,088, $6,098,342, $6,910,101 $1,494,359, and $3,007,425, respectively, and were not included in the above totals.

Maturities and Sensitivities of Loans to Changes in Interest Rates

     Presented in the table below are the maturities of loans (excluding commercial real estate, residential real estate, consumer and other loans) outstanding as of December 31, 2003. Also presented are the amounts due after one year, classified according to the sensitivity to changes in interest rates.

	Maturing
	Within	1-5	Over 5
(Dollars in thousands)	1 Year	Years	Years	Total
Commercial & agricultural loans	$25,868	$12,179	$0	$38,047
Real estate loans- Construction	36,577	0	0	36,577

Total	$62,445	$12,179	$0	$74,624

	Maturing
	1-5	Over
(Dollars in thousands)	Years	5 Years
Loans maturing after one year with:
Fixed rates	$12,179	$0
Variable rate	0	0

Total	$12,179	$0

Risk Elements

	December
(Dollars in thousands)	2003	2002	2001	2000	1999
Nonaccruing loans	$2,452	$4,410	$3,177	$1,493	$435
Loans contractually past due 90 days or more other than nonaccruing	7	1,753	2,613	3,767	134
Restructured loans	—	—	3,334	301	314

     Nonaccruing loans are loans which are reclassified to nonaccruing status when in management’s judgment the collateral value and financial condition of the borrower do not justify accruing interest. Interest previously recorded but not deemed collectible is reversed and charged against current income. Interest income on these loans is then recognized when collected.

     Restructured loans are loans for which the contractual interest rate has been reduced or other concessions are granted to the borrower because of deterioration in the financial condition of the borrower resulting in the inability of the borrower to meet the original contractual terms of the loans.

     Interest income of $107,000 for the year ended December 31, 2003, was recognized on the nonaccruing loans listed in the table above, whereas interest income of $193,000 would have been recognized under their original loan terms.

     The Company accounts for impaired loans in accordance with SFAS No. 114 and No. 118, “Accounting by Creditors for an Impairment of a Loan” and “Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures”. These Statements require that impaired loans within the scope of these Statements be measured at the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loan’s observable market price or fair value of the collateral, if the loan is collateral dependent. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the note.

Impaired Loans:

Balance at
(Dollars in thousands)	December 31,2003
Impaired loans with an allowance	$7,427
Impaired loans for which the discounted cash flows or collateral value exceeds the carrying value of the loan	16,639

Total impaired loans	$24,066

Impaired Loans:

Year Ended
(Dollars in thousands)	December 31, 2003
Average balance of impaired loans	$22,410
Interest income recognized on impaired loans	$729
Cash-basis interest included above	$728

Allowance for Loan Losses and Impaired Loans

     The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for losses decreased from $3,753,000 at December 31, 2002 to $3,072,000 at December 31, 2002, a decrease of $681,000 or 18.1%. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operation” on pages 5-11 in the Company’s 2003 Annual Report for a discussion of impaired loans) The allowance is based on ongoing assessments of the estimated probable losses inherent in the loan portfolio. The methodology for assessing the appropriateness of the allowance consists of several key elements, which include a formula allowance, and a specific allowance for identified problem loans.

     The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk grade of such loans. Changes in risk grades of both performing and non-performing loans affect the amount of the formula allowance. Loss factors are based on historical loss experience and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors are based on (1) historical loss experience over a five-year period, which management believes approximates a business cycle; (2) individual evaluations of residential, commercial real estate, construction, agricultural, commercial and consumer loans; (3) expected charge-offs by loan classification for one-year; (4) general economic and business conditions affecting the Company’s lending areas; (5) collateral values; (6) loan volumes and concentrations; (7) seasoning of the loan portfolio; (8) specific industry conditions and (9) recent loss experience in particular segments of the portfolio.

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

     The Company generates commercial, mortgage and consumer loans from customers located primarily in Central Illinois. The Company’s loans are generally secured by specific items of collateral including real property, consumer assets, and business assets. Although the Company has a diversified loan portfolio, a substantial portion of their debtors’ ability to honor their contracts is dependent upon economic conditions in Central Illinois. Although the risk of non-payment for any reason exists with respect to all loans, certain other more specific risks are associated with each type of loan. The primary risks associated with commercial loans are quality of the borrower’s management and the impact of national and local economic factors. Currently, the business atmosphere remains stable for the local economy in the McLean, Livingston and Tazewell

County areas. Risk associated with real estate loans include concentrations of loans in a loan type, such as residential real estate, decline in real estate values and a sudden rise in interest rates. Individual loans face the risk of borrower’s unemployment as a result of deteriorating economic conditions or renewed contract differences between unions and management of several large companies in the Company’s market area. The Company’s strategy with respect to addressing and managing these types of risks is for the Company to follow its loan policies and underwriting criteria.

     The Company has substantially increased its investment in commercial, commercial real estate and construction and land loans in the last five years. Because of the higher degree of risk associated with these types of loans, the Company has increased its allowance for loan losses to reflect this increased risk.

     A provision for loan losses is charged to income to increase the allowance to a level deemed to be adequate based on management’s evaluation. When a loan or a part thereof is considered by management to be uncollectible, a charge is made against the allowance. Recoveries of previously charged-off loans are credited back to the allowance. The following table summarizes the changes in the allowance for loan losses for the last five years:

Summary of Loan Loss Experience

(Dollars in thousands)	2003	2002	2001	2000	1999
Balance at January 1	$3,753	$2,421	$1,826	$1,679	$1,256
Loans charged off:
Commercial loans	(834)	(100)	—	—	—
Real estate loans:
Construction and land	(1,834)	(100)	(130)	(2,800)	—
Commercial	(110)	(53)	—	—	—
Residential	(394)	(123)	—	(103)	(57)
Consumer and other loans	(16)	(95)	(50)	—	—

Total charge-offs	(3,188)	(471)	(350)	(2,903)	(57)

Loan recoveries:
Commercial loans	25	—	—	—	—
Real estate loans:
Residential	18	—	—	—	—
Consumer and other loans	2	—	—	—	—

Total recoveries	45	—	—	—	—

Total net charge-offs	(3,143)	(471)	(350)	(2,903)	(57)

Provision for loan losses	2,462	1,803	945	3,050	480

Balance at December 31	$3,072	$3,753	$2,421	$1,826	$1,679

Ratio of net charge-offs during the period to average loans outstanding during the period	1.14%	0.16%	0.12%	1.03%	0.02%

     Management believes the allowance for loan losses is adequate to absorb probable loan losses and that the policies and procedures in place to identify and monitor loans for potential losses are satisfactory.

Allocation of the Allowance for Loan Losses

     Presented below is an analysis of the composition of the allowance for loan losses (in thousands of dollars) and percent of loans in each category to total loans:

	2003		2002		2001
		% of loans		% of loans		% of loans
		in each		in each		in each
		category		category		category
		to total		to total		to total
	Amount	loans	Amount	loans	Amount	loans
Commercial loans	$980	13.04%	$969	11.47%	$302	9.43%
Real estate loans:
Construction and land	1,089	12.54%	1,917	12.88%	1,077	12.58%
Commercial	217	29.60%	270	28.14%	580	27.15%
Residential	664	41.45%	367	44.16%	375	47.17%
Consumer and other loans	122	3.37%	230	3.35%	87	3.67%

Total	$3,072	100.0%	$3,753	100.0%	$2,421	100.0%

	2000		1999
		% of loans		% of loans
		in each		in each
		category		category
		to total		to total
	Amount	loans	Amount	loans
Commercial loans	$440	6.96%	$455	6.98%
Real estate loans
Construction and land	325	13.54%	235	11.37%
Commercial	400	24.14%	320	22.88%
Residential	495	50.90%	540	54.22%
Consumer and other loans	136	4.46%	129	4.55%

Total	$1,826	100.0%	$1,679	100.0%

     The allowance for loan losses in each category of loans have changed for the years 1999 through 2003 reflecting the changes in the types of loans that the Company was originating, the degree of risk associated with these loans and the performance of specific loans. Since 1999, the increased investment in the higher risk commercial, commercial real estate and construction and land loans is reflected in the increased allowance attributed to these classifications during that period.

DEPOSITS AND BORROWINGS

Deposits

     The following table shows the average amount of deposits and average rate of interest paid thereon for the years indicated.

	2003	2003	2002	2002	2001	2001
	Weighted		Weighted		Weighted
	Average		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Balance at December 31:
Noninterest-bearing deposits	$23,195	—	$20,911	—	$17,516	—
Money market deposit accounts	26,057	1.57%	24,260	2.49%	16,394	3.14%
Savings deposits	18,392	0.82%	17,201	1.38%	15,025	2.12%
NOW accounts	22,565	0.73%	21,332	1.14%	16,173	1.63%
Certificate of deposit and other time deposits	153,868	3.28%	159,362	4.17%	168,200	5.97%

Total deposits	$244,077	2.36%	$243,066	3.18%	$233,308	4.77%

As of December 31, 2003, certificates of deposit and other time deposits (including brokered deposits) of $100,000 or more mature as follows:

	Maturing
		(Dollars in thousands)
	3 Months	3-6	6-12	Over 12
	or less	Months	Months	Months	Total
Certificates of deposit and other time deposits	$13,010	$3,240	$2,440	$12,733	$31,423

Per cent	41.40%	10.31%	7.77%	40.52%	100.00%

RETURN ON EQUITY AND ASSETS

	2003	2002	2001
Return on assets (net income divided by average total assets)	0.47%	0.55%	0.63%
Return on equity (net income divided by average equity	5.00%	6.11%	6.84%
Dividend payout ratio (dividends per share divided by net income per share)	36.90%	24.06%	16.53%
Equity to assets ratio (average equity divided by average total assets)	9.29%	8.99%	9.16%

Subsidiary Activities

     At December 31, 2003, the Bank had a wholly-owned service corporation, CSL Service Corporation (“CSL”), an Illinois chartered company. CSL is a participant in a joint venture real estate development (Williamsburg Place LLC), which has purchased and is developing commercial real estate.

Personnel

     As of December 31, 2003, the Company had 76 authorized full-time employee positions and 19 authorized part-time employee positions. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

REGULATION AND SUPERVISION

General

     The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the OTS under the Home Owners’ Loan Act, as amended (the “HOLA”).

     The Bank is an Illinois state chartered savings bank and its deposit accounts are insured up to applicable limits by the FDIC under the Savings Association Insurance Fund (the “SAIF”). The Bank is subject to extensive regulation by the Illinois Office of Banks and Real Estate (the “OBRE”), as its chartering authority, and by the FDIC, as deposit insurer. The Bank must file reports with the OBRE and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approval prior to entering into certain transactions such as establishing branches and mergers with, or acquisitions of, other depository institutions. There are periodic examinations by the OBRE and the FDIC to assess the Bank’s compliance with various regulatory requirements and its financial condition. This regulation and supervision establishes a framework of activities in which a savings bank can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the OBRE, the FDIC or through legislation, could have a material adverse impact on the Company and the Bank and their operations and stockholders. The Holding Company will also be required to file certain reports with and otherwise comply with the rules and regulations, of the OTS, the OBRE and the Securities and Exchange Commission (the “SEC”) under the federal securities laws. Certain of the regulatory requirements applicable to the Bank and to the Holding Company are referred to below or elsewhere herein. However, the description of such requirements is not exhaustive and it does not purport to be a complete description of the applicable laws and regulations.

     The OBRE has established a schedule for the assessment of “supervisory fees” upon all Illinois savings banks to fund the operations of the OBRE. These supervisory fees are computed on the basis of each savings bank’s total assets (including consolidated subsidiaries) and are payable at the end of each calendar quarter. A schedule of fees has also been established for certain filings made by Illinois savings banks with the OBRE. The OBRE also assesses fees for examinations conducted by the OBRE’s staff, based upon the number of hours spent by the OBRE’s staff performing the examination. During the year ended December 31, 2003, the Bank paid approximately $49,000 in supervisory fees and expenses

Bank Regulations

     Capital Requirements. Under the Illinois Savings Bank Act (the “ISBA”) and the regulations of the OBRE, an Illinois savings bank must maintain a minimum capital at a level not less than that required to maintain insurance of deposits by the FDIC. The OBRE has the authority to require an Illinois savings bank to maintain a higher level of capital if deemed necessary based on the savings bank’s financial condition, history, management or earnings prospects.

     The FDIC has also adopted risk-based capital guidelines to which the Bank is subject. The Bank is required to maintain certain levels of regulatory capital in relation to regulatory risk-weighted assets. Risk-based capital ratios are determined by allocating assets and specified off-balance sheet items to four risk-weighted categories ranging from 0% to 100%, with higher levels of capital being required for the categories perceived as representing greater risk. The guidelines divide a savings bank’s capital into two tiers. The first tier (“Tier I”) includes common equity, retained earnings, certain non-cumulative perpetual preferred stock (excluding auction rate issues) and minority interests in equity accounts of consolidated subsidiaries, less goodwill and other intangible assets (except mortgage servicing rights and purchased credit card relationships subject to certain limitations). Supplementary (“Tier II”) capital includes, among other items, cumulative perpetual and long-term limited life preferred stock, mandatory convertible securities, certain hybrid capital instruments, term subordinated debt and the allowance for loan and lease losses, subject to certain limitations, less required deductions. Savings banks are required to maintain a total risk-based capital ratio of 8%, of which at least 4% must be Tier I capital.

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

     The following is a summary of the Bank’s regulatory capital at December 31, 2003:

Total Capital to Risk-Weighted Assets	13.5%
Tier I Leverage Ratio	8.6%
Tier I to Risk-Weighted Assets	12.3%

     The FDIC, along with other federal banking agencies, adopted a regulation providing that the agencies will take account of the exposure of a bank’s capital and economic value to changes in interest rate risk in assessing a bank’s capital adequacy.

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

     The Bank is also subject to a loans-to-one borrower limitation. Under the ISBA, the total loans and extensions of credit by the Bank to any person outstanding at one time must not exceed the greater of $500,000 or 25% of the Bank’s total capital plus general loan loss reserves. In addition, the Bank may make loans in an amount equal to an additional 10% of the Bank’s capital plus general loan loss reserves if secured by readily marketable collateral.

     Dividend Limitations. Under the ISBA, dividends may only be declared when the total capital of the Bank is greater than that required by the ISBA. Dividends may be paid by the Bank out of its net profits. The written approval of the OBRE must be obtained, however, before a savings bank having total capital of less than 6% of total assets may declare dividends in any year in an amount in excess of 50% of its net profits for that year. A savings bank may not declare dividends in excess of its net profits in any year without the approval of the OBRE. Finally, the Bank will be unable to pay dividends in an amount which would reduce its capital below the greater of (i) the amount required by the FDIC capital regulations or otherwise specified by the FDIC, (ii) the amount required by the OBRE or (iii) the amount required for the liquidation account established by the Bank in connection with the Bank’s conversion to stock form. The OBRE and the FDIC also have the authority to prohibit the payment of any dividends by the Bank if the OBRE or the FDIC determines that the distribution would constitute an unsafe or unsound practice.

     Prompt Corrective Regulatory Action. Federal law requires, among other things, that the federal bank regulatory authorities take “prompt corrective action” with respect to banks that do not meet minimum capital requirements. For these purposes, the law establishes various capital categories. The FDIC has adopted regulations to implement the prompt corrective action legislation. Under the regulations, an institution is deemed to be “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier I risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4%. An institution is deemed to be “significantly undercapitalized” if it has a risk-based capital ratio of less than 6%, a Tier I risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is deemed to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

     “Undercapitalized” banks are subject to growth, capital distribution (including dividend) and other limitations and are required to submit a capital restoration plan. A bank’s compliance with such plan must be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5% of the Bank’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized”. “Significantly undercapitalized” banks are subject to one or more of a number of additional restrictions, including but not limited to an order by the FDIC to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cease receipt of deposits from correspondent banks or dismiss directors or officers. “Critically undercapitalized” institutions also may not make any payment of principal or interest on certain subordinated debt or extend credit for a highly leveraged transaction or enter into any material transactions outside the ordinary course of business. In addition, subject to a narrow exception, the appointment of a receiver or conservator is required for a “critically undercapitalized” institution within 270 days after it obtains such status.

     Transactions with Affiliates. Transactions between depository institutions and their affiliates are governed by federal law. An affiliate of a savings bank is any company or entity that controls, is controlled by, or is under common control with the savings bank, other than a subsidiary. In a holding company context, at a minimum, the parent holding company of a savings bank and any companies which are controlled by such parent holding company are affiliates of the savings bank. Generally, the extent to which the savings bank or its subsidiaries may engage in “covered transactions”, including loans, with any one affiliate is limited to 10% of such savings bank’s capital stock and surplus, and there is an aggregate limit on all such transactions with all affiliates of 20% of such capital stock and surplus. Federal law also establishes specific collateral requirements for loans or extensions of credit to, or guarantees or acceptances on letters of credit issued on behalf of an affiliate. Covered transactions and a broad list of other specified transactions with an affiliate also must be on terms substantially the same, or no less favorable, to the savings bank or its subsidiary as similar transactions with non-affiliates.

     Federal law also restricts a savings bank with respect to loans to directors, executive officers, and principal stockholders. Loans to directors, executive officers and stockholders who control, directly or indirectly, 10% or more of voting securities of a savings bank, and certain related interests of any of the foregoing, may not exceed the savings bank’s total capital and surplus. Loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions to other persons, except that such insiders may receive preferential loans made pursuant to a compensation program that is widely available to the Bank’s employees and does not give preference to the insider over other employees. Federal law also requires that the board of directors approve loans to insiders exceeding a certain amount. There are additional limitations on loans to executive officers.

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

     The OBRE is given authority by the ISBA to appoint a conservator or receiver for an Illinois savings bank under certain circumstances including, but not limited to, insolvency, a substantial dissipation of assets due to violation of law, regulation or order of the OBRE or an unsafe or unsound practice or the likelihood that the savings bank will be unable to meet the demands of depositors or pay its obligations in the normal course of business. The FDIC also has authority under federal law to appoint a conservator or receiver for an insured savings bank under certain circumstances.

     Insurance of Deposit Accounts. Deposits of the Bank are presently insured by the SAIF. The FDIC maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of the three subcategories based on examination ratings and other supervisory information. An institution’s assessment rate depends upon the categories to which it is assigned. Assessment rates for SAIF member institutions are determined semiannually by the FDIC and currently range from zero basis points of assessable deposits for the healthiest institutions to 27 basis points for the riskiest.

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation (“FICO”) to recapitalize the predecessor to the SAIF. Payments toward the FICO bonds amounted to $38,000 in 2003.

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

     Federal Reserve System. The Federal Reserve Board regulations require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for the first $6.6 million of net transaction accounts there is no reserve; for net transaction accounts totaling over $6.6 million and up to $45.5 million the reserve requirement is 3%; and for net transaction accounts greater than $45.5 million, the reserve requirement is $1.164 million plus 10% against that portion of total transaction accounts in excess of $45.5 million. The above dollar amounts and percentages are subject to periodic adjustment by the Federal Reserve Board. The Bank is in compliance with the foregoing requirement.

     Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank (the “FHLB”) system, which consists of 12 regional FHLBs. The FHLBs provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Chicago, is required to acquire and hold shares of capital stock in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank is in compliance with this requirement with an investment in FHLB stock at December 31, 2003 of $15,205,900.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended December 31, 2003, 2002, and 2001, dividends from the FHLB to the Bank amounted to approximately $686,000, $242,000 and $295,000, respectively.

     Holding Company Regulation . Federal law allows a state savings bank that qualifies as a “qualified thrift lender” to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of federal law. Such election results in its holding company being regulated as a savings and loan holding company by the OTS rather than as a bank holding company by the Federal Reserve Board. The Bank has made such election and has received approval from the OTS for the Company to become a savings and loan holding company. The Company has registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Additionally, the Bank is required to notify the OTS at least 30 days before declaring any dividend to the Company. Because the Bank is chartered under Illinois law, the Company is also subject to registration with and regulation by the OBRE.

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

     In order to elect and continue to be regulated as a savings and loan holding company by the OTS, the Bank must continue to qualify as a qualified thrift lender. This requires the Bank to maintain compliance with the test for a “domestic building and loan association”, as defined in the Internal Revenue Code, or with a Qualified Thrift Lender Test. Under the Test, a savings association is required to maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (including residential mortgages and related investments, certain mortgage-backed and related securities, and credit card loans, student loans and small business loans) in at least 9 months out of each 12 month period. A holding company of a savings institution that fails to qualify as a qualified thrift lender must either convert to a bank holding company and thereby become subject to the regulation and supervision of the Federal Reserve Board or operate under certain restrictions. As of December 31, 2003, the Bank maintained in excess of 65% of its portfolio assets in qualified thrift investments. The Bank also met the test in each of the prior 12 months and, therefore, is a qualified thrift lender.

FEDERAL AND STATE INCOME TAXATION

Federal Taxation

     General. The Company and its affiliates file a consolidated federal income tax return. To the extent a member of the consolidated group incurs a loss which is utilized to reduce the consolidated group’s federal tax liability, that member will be reimbursed by those members that would have incurred federal tax liability if not for the member’s tax loss.

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

     Bad Debt Reserves. The Small Business Job Protection Act of 1996 (the “1996 Act”), which was enacted on August 20, 1996, made significant changes to provisions of the Internal Revenue Code of 1986 (the “Code”) relating to a savings institution’s use of bad debt reserves for federal income tax purposes and requires such institutions to recapture (i.e. include in income) certain portions of their accumulated bad debt reserves. Prior to the enactment of the 1996 Act, the Bank was permitted to establish tax reserves for bad debts and to make annual additions thereto, which additions, within specified formula limits, were deducted in arriving at the Bank’s taxable income. The Bank’s deduction with respect to “qualifying loans”, which are generally loans secured by certain interests in real property, could be computed using an amount based on a six-year moving average of the Bank’s actual loss experience (the “Experience Method”), or a percentage equal to 8% of the Bank’s taxable income (the “PTI Method”), computed without regard to this deduction and with additional modifications and reduced by the amount of any permitted addition to the non-qualifying reserve. The Bank’s deduction with respect to non-qualifying loans was required to be computed under the Experience Method.

     The 1996 Act. Under the 1996 Act, for its current and future taxable years as a “Small Bank”, the Bank is permitted to make additions to its bad debt reserves for Federal income tax purposes under the Experience Method based on total loans. However, the Bank is required to recapture (i.e. include in income) over a six-year period the excess of the balance of its bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. As of December 31, 1995, the Bank’s bad debt reserve exceeded the balance of such reserve as of December 31, 1987 by $326,713. This excess has been fully recaptured into taxable income as of December 31, 2003.

     Distributions. Under the 1996 Act, if the Bank makes “non-dividend distributions” to the Company, such distributions will be considered to have been made from the Bank’s unrecaptured bad debt reserves (including the balance of its reserves as of December 31, 1987) to the extent thereof, and an amount based on the amount distributed (but not in excess of the amount of such reserves) will be included in the Bank’s income. In general, the term “non-dividend distributions” is defined as distributions in excess of the Bank’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of the Bank’s current or accumulated earnings and profits will not cause this pre-1988 reserve to be included in the Bank’s income.

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

Critical Accounting Policies

     The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the year ended December 31, 2003. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

     Allowance for Credit Losses- The allowance for credit losses provides coverage for probable losses inherent in the Company’s loan portfolio. Management evaluates the adequacy of the allowance for credit losses each quarter based on changes, if any, in underwriting activities, the loan portfolio composition (including product mix and geographic, industry or customer-specific concentrations), trends in loan performance, regulatory guidance and economic factors. This evaluation is inherently subjective, as it requires the use of significant management estimates. Many factors can affect management’s estimates of specific and expected losses, including volatility of default probabilities, rating migrations, loss severity and economic and political conditions. The allowance is increased through provisions charged to operating earnings and reduced by net charge-offs.

     The Company determines the amount of the allowance based on relative risk characteristics of the loan portfolio. The allowance recorded for commercial loans is based on reviews of individual credit relationships and an analysis of the migration of commercial loans and actual loss experience. The allowance recorded for homogeneous consumer loans is based on an analysis of loan mix, risk characteristics of the portfolio, fraud loss and bankruptcy experiences, and historical losses, adjusted for current trends, for each homogeneous category or group of loans. The allowance for credit losses relating to impaired loans is based on the loan’s observable market price, the collateral for certain collateral-dependent loans, or the discounted cash flows using the loan’s effective interest rate.

     Regardless of the extent of the Company’s analysis of customer performance, portfolio trends or risk management processes, certain inherent but undetected losses are probable within the loan portfolio. This is due to several factors including inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions, the judgmental nature of individual loan evaluations, collateral assessments and the interpretation of economic trends. Volatility of economic or customer-specific conditions affecting the identification and estimation of losses for larger non-homogeneous credits and the sensitivity of assumptions utilized to establish allowances for homogenous groups of loans are among other factors. The Company estimates a range of inherent losses related to the existence of these exposures. The estimates are based upon the Company’s evaluation of imprecision risk associated with the commercial and consumer allowance levels and the estimated impact of the current economic environment.

     Mortgage Servicing Rights- Mortgage servicing rights (“MSRs”) associated with loans originated and sold, where servicing is retained, are capitalized and included in other intangible assets in the consolidated balance sheet. The value of the capitalized servicing rights represents the present value of the future servicing fees arising from the right to service loans in the portfolio. Critical accounting policies for MSRs relate to the initial valuation and subsequent impairment tests. The methodology used to determine the valuation of MSRs requires the development and use of a number of estimates, including anticipated principal amortization and prepayments of that principal balance. Events that may significantly affect the estimates used are changes in interest rates, mortgage loan prepayment speeds and the payment performance of the underlying loans. The carrying value of the MSRs is periodically reviewed for impairment based on a determination of fair value. For purposes of measuring impairment, the servicing rights are compared to a valuation prepared based on a discounted cash flow methodology, utilizing current prepayment speeds and discount rates. Impairment, if any, is recognized through a valuation allowance and is recorded as amortization of intangible assets.

Forward Looking Statements

     This annual report on Form 10-K (including certain information incorporated by reference) contains forward-looking statements, including certain plans, expectations, goals and projections, which are subject to numerous assumptions, risks and uncertainties. These forward-looking statements are identified by the use of terms such as “believes”, “anticipates”, “estimates”, “expects”, “projects” or similar words. Actual results could differ materially from those contained or implied by such statements for a variety of factors including, but not limited to: changes in general and/or local economic conditions; movements in interest rates; competitive pressures on product pricing and services; success and timing of business strategies, and; the nature, extent and timing of governmental actions and reforms. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements.

Current Events

     On January 26, 2004, the Bank entered into a Memorandum of Understanding (the “MOU”) with the Federal Deposit Insurance Corporation (the “FDIC”) and the Illinois Office of Banks and Real Estate (the “OBRE”). The Bank is subject to supervision, examination and regulation by the FDIC and the OBRE. The MOU requires the Bank to take various actions to correct deficiencies related to management, asset quality and earnings. The specific actions to be taken by the Bank were described in a Form 8-K filed by the Company with the Securities and Exchange Commission on January 27, 2004.

Item 2 Properties

     The Bank conducts its business through an executive and full-service office located in Bloomington and four other full service branch offices. The Company believes that the Bank’s current facilities are adequate to meet the present and immediately foreseeable needs of the Bank and the Company.

		Original
		Year	Net Book Value at
	Leased	Leased or	December 31,	Deposits
Location	or Owned	Acquired	2003	per Office
(Dollars in thousands)
Executive Branch Office:
2101 North Veterans Parkway*
Bloomington, Illinois 61704	Owned	1997	$3,360	$63,023
Branch Offices:
301 Broadway* Normal, Illinois 61761	Owned	1963	346	49,689
2402 E. Washington* Bloomington, Illinois 61704	Owned	1980	659	43,121
1722 Hamilton Road* Bloomington, Illinois 61704	Owned	1995	1,145	23,599
115 N. Third Street* Fairbury, Illinois 61739	Owned	1981	592	60,553

Total			$6,102	$239,985

* An automated teller machine is located at each office.

None of the properties owned by the Company are subject to any encumbrance.

Item 3 Legal Proceedings

     The registrant is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such routine legal proceedings, in the aggregate, are believed by management to be immaterial to the registrant’s financial condition or results of operations.

Item 4 Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fourth quarter of 2003 to a vote of security holders, through the solicitation of proxies or otherwise.

SUPPLEMENTAL INFORMATION - EXECUTIVE OFFICERS OF THE REGISTRANT

The names, ages and positions with the Company and subsidiary bank of all executive officers of the Company are listed below:

	Officers with the Company	Principal Occupation
Name and Age	And Subsidiary Bank	During Past Five Years
C. William Landefeld, 64	President and Chief Executive Officer, Citizens First Financial Corp.; President and Chief Executive Officer, Citizens Savings Bank.	President and Chief Executive Officer, Citizens First Financial Corp. since 1996; President and Chief Executive Officer, Citizens Savings Bank since 1987.

Dallas G. Smiley, 57	Executive Vice President, Secretary, Treasurer and Chief Financial Officer, Citizens First Financial Corp.; Executive Vice President, Secretary, Treasurer and Chief Financial Officer, Citizens Savings Bank.	Executive Vice President, Secretary, Treasurer and Chief Financial Officer, Citizens First Financial Corp. since 2004, Executive Vice President, Secretary, Treasurer and Chief Financial Officer, Citizens Savings Bank since 2004, Senior Vice President, Secretary, Treasurer and Chief Financial Officer, Citizens First Financial Corp. since 2003, Senior Vice President, Secretary, Treasurer and Chief Financial Officer, Citizens Savings Bank since 2003, Senior Vice President, Treasurer and Chief Financial Officer, Citizens First Financial Corp. since 1996, Senior Vice President, Treasurer and Chief Financial Officer, Citizens Savings Bank since 1995, Vice President, Treasurer and Chief Financial Officer, Citizens Savings Bank 1987-1995.

PART II

Item 5 Market for the Registrant’s Common Equity and Related Stockholder Matters

     Information relating to the market for registrant’s common equity, dividends paid and related stockholder matters appears in the registrant’s 2003 Annual Report to Stockholders on page 44 and is incorporated herein by reference.

Item 6 Selected Financial Data

     Information required under this item is incorporated by reference to page 4 of the Company’s 2003 Annual Report to Stockholders under the caption “Selected Financial Data”.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The above-captioned information appears under Management’s Discussion and Analysis of Results of Operations and Financial Condition in the registrant’s 2003 Annual Report to Stockholders on pages 5 through 11 and 14 through 17 and is incorporated herein by reference.

Item 7A Quantitative and Qualitative Disclosures about Market Risk

     The information required under this item is incorporated by reference to pages 12 and 13 of the Company’s 2003 Annual Report to Stockholders.

Item 8 Financial Statements and Supplementary Data

     The Consolidated Financial Statements of Citizens First Financial Corp. and its subsidiaries, together with the report thereon by BKD, LLP for the year ended December 31, 2003 on pages 18 through 43 and the information contained under the caption “Quarterly Financial Information” on page 44 in the registrant’s 2003 Annual Report to Stockholders are incorporated herein by reference.

Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A Controls and Procedures

     (a) Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. C. William Landefeld, our President and Chief Executive Officer, and Dallas G. Smiley, our Executive Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Landefeld and Smiley concluded that, as of the date of their evaluation, our disclosure controls were effective.

     (b) Internal controls. During the quarter ended December 31, 2003, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

PART III

Item 10 Directors and Executive Officers of the Registrant

     The information required under this item relating to directors is incorporated by reference to the registrant’s 2004 Proxy Statement furnished to its stockholders in connection with an annual meeting to be held April 26, 2004 (the “2004 Proxy Statement”), under the caption “Election of Directors” on page 8, under the caption “Audit Committee Financial Expert” and on pages 9 and 10, under the caption “Code of Ethics” on page 9, and “Compliance with Section 16” on page 25, which Proxy Statement has been filed with the Commission. The information required under this item relating to executive officers is set forth in Part I, “Supplemental Information — Executive Officers of the Registrant” of this annual report on Form 10-K.

Item 11 Executive Compensation

     The information relating to directors’ and executive compensation is incorporated herein by reference to the registrant’s 2004 Proxy Statement at pages 17 through 21 and pages 10 and 11 under the caption “Directors’ Compensation”.

Item 12 Security Ownership of Certain Beneficial Owners and Management

     The information required under this item is incorporated by reference to pages 15 and 16 of the registrant’s 2004 Proxy Statement, under the captions “Security Ownership of Directors, Nominees for Directors, Most Highly Compensated Executive Officers and All Directors and Executive Officers as a Group” and “Security Ownership of Shareholder Holding 5% or More”.

Equity Compensation Plan Information

Number of securities
remaining available
	Number of securities		for future issuance
	to be issued upon		under equity
	exercise of	Weighted-average	compensation plans
	outstanding	exercise price of	(excluding
	options, warrants	outstanding options,	securities in column
	and rights	warrants and rights	(A))
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by security holders	262,100	$12.87	4,512
Equity compensation plans not approved by security holders	—	—	—

Total	262,100	$12.87	4,512

Item 13 Certain Relationships and Related Transactions

     The information relating to certain relationships and related transactions is incorporated herein by reference to the registrant’s 2004 Proxy Statement at page 21 under the caption “Transactions with Certain Related Persons”.

Item 14 Principal Accountant Fees and Services

     The information relating to principal accountant fees and services is incorporated herein by reference to the registrant’s 2004 Proxy Statement at page 13 and 14 under the caption “Item 2. Ratification of Auditors”.

Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K

(1)	The following documents are filed as a part of this report:

(1)	Financial Statements

Consolidated Financial Statements of the Company are incorporated by reference to the following indicated pages 19 through 43 of the 2003 Annual Report to Stockholders

PAGE
Independent Accountants’ Report	18
Consolidated Balance Sheets as of December 31, 2003 and 2002	19
Consolidated Statements of Income for the years ended December 31, 2003, 2002 and 2001	20
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001	21
Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001	22-23
Notes to Consolidated Financial Statements	24-43

The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2)	Financial Statement Schedules

All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

The following exhibits are filed as part of this report.

3.1	Certificate of Incorporation of Citizens First Financial Corp.*

3.2	Bylaws of Citizens First Financial Corp.**

4.0	Stock Certificate of Citizens First Financial Corp.*

10.1	Citizens Savings Bank, F.S.B. Employee Stock Ownership Plan*

10.2	Form of Employment Agreement between Citizens Savings Bank, F.S.B. and certain executive officers*

10.3	Form of Employment Agreement between Citizens First Financial Corp. and certain executive officers*

10.4	Form of Citizens Savings Bank, F.S.B. Supplemental Executive Retirement Plan*

10.5	Form of Change in Control Agreement between Citizens Savings Bank, F.S.B. and certain executive officers*

10.6	Form of Citizens Savings Bank, F.S.B. Supplemental Executive Retirement Plan*

10.7	Form of Citizens Savings Bank, F.S.B. Employee Severance Compensation Plan*

10.8	Citizens First Financial Corp. 1997 Stock-Based Incentive Plan***

13.0	Portions of 2003 Annual Report to Stockholders (filed herewith)

(1)	Subsidiary information is incorporated herein by reference to “Part I, Item 1 - Subsidiary Activities”

14.0	Code of Ethics

23.0	Consent of BKD, LLP

31.1	Certification of C. William Landefeld Required by Rule 13a-14(a)

31.2	Certification of Dallas G. Smiley Required by Rule 13a-14(a)

32.1	Certification of C. William Landefeld required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Dallas G. Smiley required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*	Incorporated herein by reference to the Exhibits to Form SB-2, Registration Statement, filed on January 24, 1997 and any amendments thereto, Registration No. 333-556.

**	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on September 1, 2000.

***	Incorporated herein by reference to the Proxy Statement for the Special Meeting of Shareholders held on November 12, 1997.

(b)	Reports on Form 8-K:

     On November 3, 2003, the Company filed a Form 8-K with the Securities and Exchange Commission to announce earnings for the quarter ended September 30, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 2004.

CITIZENS FIRST FINANCIAL CORP.
By:	/s/ C. William Landefeld

C. William Landefeld President, Chief Executive Officer and Director

Date: March 29, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ C. William Landefeld	President, Chief Executive Officer and Director (principal executive officer)	March 29, 2004
C. William Landefeld

/s/ Dallas G. Smiley Dallas G. Smiley	Executive Vice President, Secretary, Treasurer and Chief Financial Officer (principal accounting and financial officer)	March 29, 2004

/s/ Dr. Lowell M. Thompson	Director	March 29, 2004

Dr. Lowell M. Thompson

/s/ Harold L. Hoeferle	Director	March 29, 2004

Harold L. Hoeferle

/s/ Mary Ann Webb	Director	March 29, 2004

Mary Ann Webb

/s/ L. Carl Borngasser	Director	March 29, 2004

L. Carl Borngasser

/s/ Arthur W. Mier	Director	March 29, 2004

Arthur W. Mier

/s/ Martin L. Hogan	Director	March 29, 2004

Martin L. Hogan

EXHIBIT INDEX

3.1	Certificate of Incorporation of Citizens First Financial Corp.*

3.2	Bylaws of Citizens First Financial Corp.**

4.0	Stock Certificate of Citizens First Financial Corp.*

10.1	Citizens Savings Bank, F.S.B. Employee Stock Ownership Plan*

10.2	Form of Employment Agreement between Citizens Savings Bank, F.S.B. and certain executive officers*

10.3	Form of Employment Agreement between Citizens First Financial Corp. and certain executive officers*

10.4	Form of Citizens Savings Bank, F.S.B. Supplemental Executive Retirement Plan*

10.5	Form of Change in Control Agreement between Citizens Savings Bank, F.S.B. and certain executive officers*

10.6	Form of Citizens Savings Bank, F.S.B. Supplemental Executive Retirement Plan*

10.7	Form of Citizens Savings Bank, F.S.B. Employee Severance Compensation Plan*

10.8	Citizens First Financial Corp. 1997 Stock-Based Incentive Plan***

13.0	Portions of 2003 Annual Report to Stockholders (filed herewith)

(1)	Subsidiary information is incorporated herein by reference to “Part I, Item 1 - Subsidiary Activities”

14.0	Code of Ethics

23.0	Consent of BKD, LLP

31.1	Certification of C. William Landefeld Required by Rule 13a-14(a)

31.2	Certification of Dallas G. Smiley Required by Rule 13a-14(a)

32.1	Certification of C. William Landefeld required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Dallas G. Smiley required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*	Incorporated herein by reference to the Exhibits to Form SB-2, Registration Statement, filed on January 24, 1997 and any amendments thereto, Registration No. 333-556.

**	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on September 1, 2000.

***	Incorporated herein by reference to the Proxy Statement for the Special Meeting of Shareholders held on November 12, 1997.