Form 10-Q
period 2004-03-31
CITIZENS FIRST FINANCIAL CORP
filed 2004-05-14
CIK 1006265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10 - Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004 Commission File No.: 0-27740

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

Yes [X]    No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]    No [X]

The Registrant had 1,516,287 shares of Common Stock outstanding as of May 1, 2004.

Statements contained in this Form 10-Q which are not historical facts are forward-looking statements, as that term is described in the Private Securities Litigation Reform Act of 1995. The forward-looking statements are generally identifiable by the use of such words as “believes”, “expects”, “anticipates”, “estimates”, “projects”, “intends” or similar expressions. Such forward-looking statements are subject to risk and uncertainties which could cause actual results to differ materially from those projected. Such risks and uncertainties include potential changes in interest rates, competitive factors in the financial services industry, general and local economic conditions, the effect of new legislation and other risks detailed in documents filed by the Company with the Securities and Exchange Commission from time to time.

PART I. — FINANCIAL INFORMATION

Citizens First Financial Corp. and Subsidiary

Condensed Consolidated Balance Sheets
As of March 31, 2004 and December 31, 2003
(in thousands except share data)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Cash and due from banks	$7,360	$6,692
Interest-bearing deposits and federal funds sold	24,343	10,139

Cash and cash equivalents	31,703	16,831

Available for sale securities	19,775	20,746
Mortgage loans held for sale	195	376
Loans	267,897	282,477
Allowance for loan losses	(3,218)	(3,072)

Net loans	264,679	279,405
Land in real estate joint venture	458	683
Premises and equipment	5,978	6,183
Federal Home Loan Bank stock	15,453	15,206
Foreclosed assets	1,599	2,135
Mortgage servicing rights	448	469
Cash surrender value of bank owned life insurance	4,164	4,115
Other assets	2,863	3,366

Total assets	$347,315	$349,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$251,706	$250,013
Long-term debt	58,900	63,975
Other liabilities	2,784	2,153

Total liabilities	313,390	316,141
Minority interest in real estate joint venture	254	382
Commitments and Contingent Liabilities
Stockholders’ Equity
Preferred stock, $.01 par value Authorized and unissued – 1,000,000 shares	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 2,817,500 shares issued and outstanding	28	28
Additional paid-in-capital	26,743	27,910
Retained earnings	28,542	26,870
Accumulated other comprehensive income	39	(20)
Less:
Treasury shares, 1,307,213 and 1,318,025, respectively	(21,681)	(21,796)

Total stockholders’ equity	33,671	32,992

Total liabilities and stockholders’ equity	$347,315	$349,515

See notes to condensed consolidated financial statements

Citizens First Financial Corp. and Subsidiary

Condensed Consolidated Statements of Income

	For the three months	For the three months
	ended March 31,	ended March 31,
	2004	2003
	(Unaudited and in thousands except share data)
Interest income
Interest on loans	$4,175	$4,576
Interest on investments, deposits with banks, federal funds sold and other	494	405

Total interest income	4,669	4,981

Interest expense
Interest on deposits	1,317	1,605
Interest on borrowings	596	790

Total interest expense	1,913	2,395

Net interest income	2,756	2,586
Provision for loan losses	(174)	85

Net interest income after provision for loan losses	2,930	2,501

Noninterest income
Service charges on deposit accounts	276	217
Net gains on loan sales	45	344
Gains on sales of land in joint venture	230	194
Other	118	69

Total noninterest income	669	824

Noninterest expense
Salaries and employee benefits	1,015	1,042
Net occupancy and equipment expenses	352	314
Net loss (gain) on sale or write-down of foreclosed assets	484	(5)
Deposit insurance expense	9	10
Data processing expense	93	89
Minority interest in net income of real estate joint venture	97	97
Other	458	566

Total noninterest expense	2,508	2,113

Income before income tax	1,091	1,212
Income tax expense	404	470

Net income	687	742

Other comprehensive income, net of tax:
Unrealized appreciation (depreciation) on available for sale securities	59	(60)

Comprehensive income	$746	$682

Basic earnings per share	$0.46	$0.51
Weighted average shares outstanding	1,508,598	1,456,651
Diluted earnings per share	$0.43	$0.46
Weighted average shares outstanding	1,609,088	1,599,916

See notes to condensed consolidated financial statements

Citizens First Financial Corp. and Subsidiary
CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	For the three	For the three
	months ended	months ended
	March 31, 2004	March 31, 2003
	(Unaudited and in thousands)
Operating activities
Net income	$687	$742
Adjustments to reconcile net income to net cash
Provided (used) by operating activities:
Provision for loan losses	(174)	85
Increase in cash surrender value of life insurance policies	(49)	—
Investment securities amortization, net	13	53
Minority interest in net income of real estate joint venture	97	97
Gain on sale of land in real estate joint venture	(230)	(194)
Net loss on sale or write-down of foreclosed assets	484	3
Net gains on sale of mortgage loans	(45)	(344)
Amortization of mortgage servicing rights	38	84
Depreciation	217	183
Mortgage loans originated for sale	(1,366)	(18,275)
Proceeds from sale of mortgage loans	1,575	21,606
Federal Home Loan Bank dividends	(247)	(130)
Change in:
Other assets	467	62
Other liabilities	385	208

Net cash provided by operating activities	1,852	4,180

Investing Activities
Purchase of available for sale securities	(1,500)	(3,846)
Proceeds from maturities and principal paydowns on available for sale securities	2,553	4,408
Net change in loans	14,862	1,528
Investment in land in real estate joint venture	—	(28)
Proceeds from sales of land real estate joint venture	455	427
Net distribution of minority interest portion of real estate joint venture	(225)	(192)
Purchases of premises and equipment	(12)	(4)
Proceeds from sales of foreclosed assets	90	400

Net cash provided by investing activities	16,223	2,693

	For the three	For the three
	months ended	months ended
	March 31, 2004	March 31, 2003
	(Unaudited and in thousands)
Financing Activities
Net change in deposits	$1,693	$(3,617)
Proceeds from borrowings	25,000	—
Repayment of borrowings	(30,075)	(2,075)
Purchase of treasury stock shares	—	(1,155)
Cash dividends paid on common stock	(153)	(153)
Exercise of stock options	86	604
Net change in advances by borrowers for taxes and insurance	246	254

Net cash used in financing activities	(3,203)	(6,142)

Net change in cash and cash equivalents	14,872	731
Cash and cash equivalents, beginning of period	16,831	33,583

Cash and cash equivalents, end of period	$31,703	$34,314

Additional cash flows information:
Interest paid	$1,926	$2,710
Income tax paid	$120	$555
Loans transferred to foreclosed assets	$38	$1,861

See notes to condensed consolidated financial statements

Citizens First Financial Corp.

Notes to Condensed Consolidated Financial Statements

1.	Background Information

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Rule 10-01 of Regulation S-X, and in the opinion of management reflect all adjustments necessary to present a fair statement of the consolidated financial position as of March 31, 2004 and December 31, 2003, and the consolidated statements of income and cash flows for the three months ended March 31, 2004 and 2003. All adjustments to the financial statements were of a normal recurring nature. These results have been determined on the basis of accounting principles generally accepted in the United States of America. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

The condensed consolidated financial statements are those of the Company and the Bank. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2003 Annual Report to Stockholders.

3.	Earnings Per Share

Basic earnings per share have been computed based upon the weighted average common shares outstanding for the three months ended March 31, 2004 and 2003. Diluted earnings per share for the three months ended March 31, 2004 reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

4.	Stock Options

The Company has a stock-based employee compensation plan, which is described more fully in Notes to Financial Statements included in the December 31, 2003 Annual Report to Shareholders. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
Net income, as reported	$687	$742
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(21)	(24)

Pro forma net income	$666	$718

Earnings per share:
Basic – as reported	$0.46	$0.51
Basic – pro forma	$0.44	$0.49
Diluted – as reported	$0.43	$0.46
Diluted – pro forma	$0.41	$0.45

5.	Recent Accounting Pronouncements

In March 2004, the SEC issued Staff Accounting Bulletin No. 105 (SAB 105), Application of Accounting Principles to Loan Commitments. Current accounting guidance requires the commitment to originate mortgage loans to be held for sale be recognized on the balance sheet at fair value from inception through expiration or funding. SAB 105 requires that the fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. SAB 105 is effective for commitments to originate mortgage loans to be held for sale that are entered into after March 31, 2004. Its adoption is not expected to have a material impact on the consolidated financial position or results of operations of the Company.

In March 2004, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. The adoption of this EITF is not expected to have a material effect on the consolidated financial position or results of operations of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Citizens First Financial Corp. (the “Company”) is the holding company for Citizens Savings Bank (the “Bank”). The Bank was originally chartered in 1888 by the State of Illinois and in 1989 became a federally chartered savings bank. In April 1999, the Bank was converted from a federally chartered savings bank to an Illinois state savings bank. The Bank’s principal business consists of the acceptance of retail deposits from the general public in the areas surrounding its main and branch offices and the investment of these deposits, together with funds generated from operations and borrowings into loans and investment securities. The Bank originates one-to-four family residential mortgages, commercial, multi-family, construction and land, commercial real estate, agricultural, consumer and other loans. The Bank has a wholly-owned service corporation, CSL Service Corporation (“CSL”), which is an Illinois-chartered corporation that has invested in Williamsburg LLC (“Williamsburg”), a real estate development joint venture. CSL is a 50% owner of Williamsburg, which has two other investors. The accounts of Williamsburg are consolidated into the Company’s financial statements. The 50% of Williamsburg not owned by CSL is recorded as a minority interest.

COMPARISON OF FINANCIAL CONDITION AT MARCH 31, 2004 and DECEMBER 31, 2003

Total assets decreased from $349.5 million at December 31, 2003 to $347.3 million at March 31, 2004. The $2.2 million or 0.6% decrease was primarily due to the decrease in loans and mortgage loans held for sale, offset by an increase in interest-bearing deposits and federal funds sold.

Cash and cash equivalents increased from $16.8 million at December 31, 2003 to $31.7 million at March 31, 2004, an increase of $14.9 million or 88.7%. The increase occurred primarily because of the decrease of loans and mortgage loans held for sale of $14.8 million.

Available for sale securities decreased from $20.7 million at December 31, 2003 to $19.8 million at March 31, 2004, a decrease of $900,000 or 4.3%. The decrease was primarily due to the principal repayments of investment securities during the first three months of 2004.

Loans, net of allowance for loan losses and including loans held for sale, decreased from $279.8 million at December 31, 2003 to $264.9 million at March 31, 2004, a decrease of $14.9 million or 5.3%. The decrease was primarily due to a decreases of $5.0 million in construction and land development loans, $4.0 million in loans secured by 1-4 family residential properties, $1.7 million in non-farm/non-residential real estate loans, $1.4 million of agricultural loans and $1.2 million of multi-family real estate loans. The decreases were due to loan repayments. The Company sells primarily fixed rate residential loans in the secondary market (primarily to the Federal Home Loan Mortgage Corporation) as a source of income from gains on sale and servicing fees and as a means of controlling interest rate risk. The Company sold $1.6 million in loans during the first quarter of 2004. The Company serviced $94.2 million and $96.1 million at March 31, 2004 and December 31, 2003, respectively.

The Company has a significant concentration in construction and commercial real estate loans related to the real estate market in Bloomington-Normal, Illinois. Management believes that due to the continued strength of this market, this concentration does not pose a significant risk to the Company.

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

The allowance for loan losses increased from $3,072,000 at December 31, 2003 to $3,218,000 at March 31, 2004, an increase of $146,000 or 4.8%. The increase was primarily due to recoveries in the first quarter of 2004 of charged-off loans in prior years of $401,000. Included in these recoveries was a $389,000 payment from the bankruptcy trustee for a commercial developer. Due to the large amount of recoveries and the Company’s review of the adequacy of its allowance for loan losses, the Company recorded a credit to the provision for loan losses of $174,000 during the first quarter of 2004. A 1-4 family loan was transferred to foreclosed assets during the first three months of 2004 that had a specific reserve in the prior year of approximately $63,000. During the first quarter of 2004, $17,000 of loans were charged-off to the allowance for loan losses.

The Company’s non-performing and potential problem loans increased from $8,428,000 at December 31, 2003 to $8,965,000 at March 31, 2004, an increase of $537,000 or 6.4%. The increase was primarily attributable to the classification of potential problem for $339,000 of loans to a single-family home contractor. The non-performing and potential problem loans were considered impaired as of March 31, 2004 and December 31, 2003. The Company has established a loss reserve of $1,779,000 for non-performing and potential problem loans and believes that it has adequately reserved for any potential loss.

Non-performing loans, which are loans past due 90 days or more and non-accruing loans, increased from $2,459,000 at December 31, 2003 to $3,243,000 at March 31, 2004. The ratio of the Company’s allowance for loan losses to total non-performing loans was 99.2% and 124.9% at March 31, 2004 and December 31, 2003, respectively. Management believes that the problems with these borrowers are identified and not indicative of the loan portfolio in total.

Non-accruing loans increased from $2,452,000 at December 31, 2003 to $3,125,000 at March 31, 2004, an increase of $673,000 or 27.4%. The increase is primarily due to the change in classification to non-accrual of a real estate non-farm/non-residential loan for $747,000 and a 1-4 family loan for $224,000. These loans had previously been classified as potential problem loans. At March 31, 2004, non-accrual loans consist of three non-farm/non-residential loans with a balance of $1,300,000, one construction and land development loan with a balance of $751,000, six 1-4 family residential loans with a balance of $556,000 and four commercial & industrial loans with a balance of $518,000. The Company has established a loss reserve of $695,000 for non-accrual loans.

Loans delinquent greater than 90 days increased from $7,000 at December 31, 2003 to $118,000 at March 31, 2004, an increase of $111,000. Loans delinquent greater than 90 days at March 31, 2004 consist of two 1-4 family loans that are substantially collateralized. The Company has established loss reserves of $7,000 for the delinquent loans.

Potential problem loans are loans that are not classified as non-accrual or 90 days or more delinquent, but due to factors regarding the borrower, the loan or the economy may represent a possible loss to the Company. Potential problem loans decreased from $5,969,000 at December 31, 2003 to $5,721,000 at March 31, 2004, a decrease of $248,000 or 4.2%. The Company has established loan loss reserves of $1,077,000 at March 31, 2004 for potential problem loans. As of March 31, 2004, $2,888,000 of the total potential problem loans relates to three borrowers. One borrower with potential problem loans of $1,628,000 is a manufacturing and sales company, which has experienced recent losses. The second borrower with potential problem loans of $921,000 is a land development venture, which is a concern to the Company because of delays in the sale of properties. The third borrower with potential problem loans of $339,000 is a single-family home contractor, which is a concern to the Company because of delays in loan payments and sales of properties. The remaining potential problem loans have a balance of $2,833,000 and consist of twenty-one residential loans with a balance of $2,357,000, five commercial & industrial loans with a balance of $254,000, one non-farm/non-residential loan with a balance of $106,000, seven consumer loans with a balance of $95,000 and one secured agricultural loan with a balance of $21,000. For all of the potential problem loans, the Company believes that it has adequately reserved for any potential loss.

Other assets especially mentioned (“OAEM”) loans increased from $15,638,000 at December 31, 2003 to $17,813,000 at March 31, 2004, an increase of $2,175,000 or 13.9%. OAEM loans are loans that are not classified as non-accrual, delinquent or potential problem, but still require monitoring by the Company due to factors regarding the borrower, the loan or the economy. At March 31, 2004, $13,035,000 of this balance relates to loans to two borrowers. The first borrower with $11,969,000 in loans for a commercial real estate development that has been classified as OAEM because of the concentration of loans to this borrower and delays in sales of this development. The second borrower with $1,066,000 in OAEM loans is a single-family home contractor who is classified due to concerns regarding his financial condition. This is the same borrower with $339,000 of potential problem loans. The remaining $4,778,000 of OAEM loans consists primarily of thirty residential loans with a balance of $2,582,000, six non-farm/non-residential loans with a balance of $2,116,000, nine consumer loans with a balance of $45,000 and one commercial and industrial loan with a balance of $35,000.

Foreclosed assets decreased from $2,135,000 at December 31, 2003 to $1,599,000 at March 31, 2004, a decrease of $536,000 or 25.1%. The decrease was primarily due to the increase in the loss reserves for foreclosed assets of $484,000. The additional reserves consisted of $246,000 additional reserves for a retail development property based on a lower revised offer price, $225,000 for land near the retail development property based on a lack of buyer interest at the previous carrying value and $13,000 for two 1-4 family residential properties. During the first quarter of 2004, $64,000 in loans were transferred to foreclosed assets and $92,000 of foreclosed assets were sold with a net gain of $2,000. In addition, $24,000 was depreciated for certain foreclosed assets held greater than one year. Included in foreclosed assets at March 31, 2004 is a $452,000 retail development property. The repossessed property is substantially leased. Another financial institution, which had a loan on the same development, foreclosed on their portion in 2002. The remaining foreclosed assets at March 31, 2004 consist primarily of $512,000 in residential properties and $635,000 of undeveloped commercial land. Properties being transferred to foreclosed assets are appraised or evaluated and, if required, loss reserves are established by management.

Other assets decreased from $3.4 million at December 31, 2003 to $2.9 million at March 31, 2004, a decrease of $500,000 or 14.7%. The decrease was primarily due to a $477,000 decrease in accrued interest receivable on loans and investments.

Deposits increased from $250.0 million at December 31, 2003 to $251.7 million at March 31, 2004, an increase of $1.7 million or 0.7%. The increase was primarily due to an increase of $1.8 million in money market deposit accounts.

Long-term debt decreased from $64.0 million at December 31, 2003 to $58.9 million at March 31, 2004, a decrease of $5.1 million or 8.0%, due to repayments during the first three months of 2004. During the first quarter of 2004 the Bank repaid $30.0 million of maturing Federal Home Loan Bank (FHLB”) advances with an average interest rate of 4.9% and obtained $25.0 million of new FHLB advances at an average rate of 1.6%.

Other liabilities increased from $2.2 million at December 31, 2003 to $2.8 million at March 31, 2004, an increase of $600,000 or 27.3%. The increase was primarily due to a $419,000 increase in accrued income taxes payable and a $246,000 increase in advances from borrowers for taxes and insurance, offset by a $67,000 decrease in an accrued employee benefit expense.

Total stockholders’ equity increased by $679,000, from $32,992,000 at December 31, 2003 to $33,671,000 at March 31, 2004. The increase resulted from the earnings of the Company of $687,000 for the three months ended March 31, 2004, exercised stock options of $115,000 and an increase in unrealized appreciation on available-for-sale securities of $59,000, offset by payment of $153,000 in dividends to stockholders.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 and MARCH 31, 2003

GENERAL

Net income decreased by $55,000 from $742,000 for the three months ended March 31, 2003 to $687,000 for the three months ended March 31, 2004. The decrease was due primarily to an increase in net loss on sale or write-down of foreclosed assets and a decrease in the net gains on loan sales, offset by a net recovery on loan losses and an increase in net interest income.

INTEREST INCOME

Interest on loans decreased by $401,000 or 8.8%, from $4,576,000 for the three months ended March 31, 2003 to $4,175,000 for the three months ended March 31, 2004. Interest on loans decreased due to a decrease of 26 basis points in the average yield on loans outstanding of and a $10.7 million decrease in the average balance of outstanding loans.

Interest on securities, deposits with banks, federal funds sold and dividends on FHLB stock increased from $405,000 for the three months ended March 31, 2003 to $494,000 for the three months ended March 31, 2004, an increase of $89,000 or 22.0%. The increase was primarily due to a $5.2 million increase in the average balance of investment securities, FHLB stock and interest-bearing deposits and a 34 basis point increase in the average yield of these assets in 2004.

INTEREST EXPENSE

Interest on deposits decreased by $288,000 or 17.9%, from $1,605,000 for the three months ended March 31, 2003 to $1,317,000 for the three months ended March 31, 2004. The decrease was primarily due to a 53 basis point decrease in the average cost of deposits, offset by a $1.9 million increase in the average balance of deposits.

The interest on borrowings decreased by $194,000 or 24.6%, from $790,000 for the three months ended March 31, 2003 to $596,000 for the three months ended March 31, 2004 as a result of a 60 basis point decrease in the average cost of borrowings and a $9.1 million decrease in the average balance of borrowings.

PROVISION FOR LOAN LOSSES

There was a negative provision for loan losses of $174,000 for the three months ended March 31, 2004, compared to a provision for loan losses of $85,000 for the three months ended March 31, 2003, a change of $259,000. The change was primarily due to recoveries of prior charged-off loans of $401,000 during the first quarter of 2004.

NONINTEREST INCOME

Total noninterest income decreased by $155,000 or 18.8%, from $824,000 for the three months ended March 31, 2003 to $669,000 for the three months ended March 31, 2004. The decrease was due primarily to a decrease in gains on loan sales of $299,000, offset by increases in cash surrender value of life insurance of $54,000, service charges on deposit accounts of $59,000 and gains on sales of land in a real estate joint venture of $36,000. The net gains on loan sales decreased due to decreased loan sales resulting from the level interest rate environment during 2004. The increase in service charges was due to a $70,000 increase in overdraft fees on demand deposits.

NONINTEREST EXPENSE

Total noninterest expense increased from $2,113,000 for the three months ended March 31, 2003 to $2,508,000 for the three months ended March 31, 2004, an increase of $395,000 or 18.7%. Other noninterest expense increased primarily because of an increase of $489,000 in net loss on sale and write-down of foreclosed assets, offset by a decrease of $60,000 in other net expenses related to foreclosed assets and problem loans. The increased write-down was primarily due to an additional reserves of $246,000 for a retail development property based on a lower revised offer and $225,000 for land near the retail development property based on a lack of buyer interest at the previous carrying value. The decrease in other net expenses related to foreclosed assets was primarily due to a $48,000 decrease in legal and other fees related to problem loans.

INCOME TAX EXPENSE

Total income tax expense was $404,000 for the three months ended March 31, 2004, compared to $470,000 for the three months ended March 31, 2003, a decrease of $66,000 or 14.0%. The decrease was attributable to the decreased taxable income for the three months ended March 31, 2004. The effective tax rates were 37.0% and 38.8% for the three months ended March 31, 2004 and 2003, respectively.

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

Mortgage Servicing Rights

The Company recognizes the rights to service loans as a separate asset on its consolidated balance sheet. The total cost of loans when sold is allocated between loans and loan servicing rights based on the relative fair value of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the loan servicing rights include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from mortgage servicing on the income statement. As of March 31, 2004 and December 31, 2003, mortgage servicing rights had carrying values of $448,000 and $469,000, respectively.

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

At March 31, 2004, the Bank exceeded all of its regulatory capital requirements with Tier 1 capital of $30.5 million, or 8.9% of average total assets, which is above the required level of $13.8 million or 4.0%; and risk-based capital of $33.4 million or 14.4% of risk-weighted assets, which is above the required level of $18.5 million or 8.0%.

The Company’s most liquid assets are cash and interest-bearing demand accounts. The level of these accounts is dependent on the operating, financing, lending and investing activities during any given period. At March 31, 2004, cash and interest-bearing deposits totaled $31.7 million.

The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances, loan sales, brokered deposits and Fed funds. At March 31, 2004, the Bank had outstanding advances with the FHLB of $56.9 million. The FHLB maintains two limitations on borrowing availability based on (1) FHLB stock ownership and (2) total assets. The Bank currently meets the stock limitation; however, this limit may be raised by the purchase of additional FHLB stock. Based on the total assets limitations, the Bank may increase its borrowings with the FHLB by approximately $63.0 million. The ability to borrow this amount would require meeting regulatory mandated loan and collateral limits. Depending upon market conditions and the pricing of deposit products and FHLB borrowings, the Bank may utilize FHLB advances to fund loan originations.

At March 31, 2004 the Bank had commitments to originate loans and unused lines of credit totaling $22.8 million. Certificate accounts which are scheduled to mature in one year or less from March 31, 2004 totaled $84.8 million. The Bank anticipates that it will have sufficient funds to meet its current commitments and maturing deposits.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sources of market risk include interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. The Company is only subject to interest rate risk. The Company purchased no financial instruments for trading purposes during the three months ended March 31, 2004 and 2003.

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

The Company’s interest rate and market risk profile has not materially changed from the year ended December 31, 2003. Please refer to the Company’s 2003 Form 10-K for further discussion of the Company’s market and interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

     (a) Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. C. William Landefeld, our President and Chief Executive Officer, and Dallas G. Smiley, our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Landefeld and Smiley concluded that, as of the date of their evaluation, our disclosure controls were effective.

     (b) Internal controls. There have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls during the quarter ended March 31, 2004.

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any legal proceedings of a material nature at this time other than those occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the financial condition of the Company.

Item 2. Changes in Securities and Use of Proceeds and Issuer Purchase of Equity Securities

(e) The following provides information about purchases of the Company’s stock by the Company during the quarter ended March 31, 2004.

(1) We repurchased no shares of our common stock pursuant to the repurchase program that we announced on September 6, 2002 (the “2002 Program”). There are 8,366 shares remaining in the 2002 Program.

(2) We announced on July 28, 2003, that our Board of Directors approved a repurchase program (the “2003 Program”) for the purchase by us of up to 5% of our outstanding common stock. The 2003 Program will commence when the 2002 Program is completed. Unless terminated earlier by resolution of our board of Directors, the 2003 Program will expire when we have repurchased all shares authorized for repurchase under the 2003 Program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

a. Exhibits

See Exhibit Index.

b. Reports on Form 8-K

Citizens First Financial Corp. filed the following Form 8-K during the quarter ended March 31, 2004:

Citizens First Financial Corp. filed a Form 8-K on January 27, 2004 related to Citizens Savings Bank entering into a Memorandum of Understanding with the bank’s regulators

Citizens First Financial Corp. filed a Form 8-K on February 5, 2004 regarding the reporting of unaudited results for 2003, a dividend to be paid and the date of the annual meeting.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Citizens First Financial Corp.
Date: May 14, 2004	/s/ C. William Landefeld
C. William Landefeld
President

Date: May 14, 2004	/s/ Dallas G. Smiley
Dallas G. Smiley
Chief Financial Officer

Exhibit Index

11.0	Statement re: Computation of Per Share Earnings
31.1	Certification of C. William Landefeld Required by Rule 13a-14(a)
31.2	Certification of Dallas G. Smiley Required by Rule 13a-14(a)
32.1	Certification of C. William Landefeld required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
32.2	Certification of Dallas G. Smiley required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350