Form 10-Q
period 2004-06-30
CITIZENS FIRST FINANCIAL CORP
filed 2004-08-13
CIK 1006265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10 - Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004 Commission File No.: 0-27740

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

     Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The Registrant had 1,498,656 shares of Common Stock outstanding as of August 1, 2004.

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

Condensed Consolidated Balance Sheets
As of June 30, 2004 and December 31, 2003
(in thousands except share data)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Cash and due from banks	$6,671	$6,692
Interest-bearing deposits and federal funds sold	32,079	10,139

Cash and cash equivalents	38,750	16,831

Available for sale securities	22,945	20,746
Mortgage loans held for sale	1,762	376
Loans	244,388	282,477
Allowance for loan losses	(3,137)	(3,072)

Net loans	241,251	279,405
Land in real estate joint venture	—	683
Premises and equipment	5,844	6,183
Federal Home Loan Bank stock	15,682	15,206
Foreclosed assets	708	2,135
Mortgage servicing rights	412	469
Cash surrender value of bank owned life insurance	4,214	4,115
Other assets	2,657	3,366

Total assets	$334,225	$349,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$239,557	$250,013
Long-term debt	58,825	63,975
Other liabilities	2,187	2,153

Total liabilities	300,569	316,141
Minority interest in real estate joint venture	—	382
Commitments and Contingent Liabilities
Stockholders’ Equity
Preferred stock, $.01 par value
Authorized and unissued – 1,000,000 shares	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 2,817,500 shares issued and outstanding	28	28
Additional paid-in-capital	26,666	27,910
Retained earnings	29,119	26,870
Accumulated other comprehensive loss	(109)	(20)
Less:
Treasury shares, 1,318,844 and 1,318,025, respectively	(22,048)	(21,796)

Total stockholders’ equity	33,656	32,992

Total liabilities and stockholders’ equity	$334,225	$349,515

See notes to condensed consolidated financial statements

Citizens First Financial Corp. and Subsidiary

Condensed Consolidated Statements of Income

	For the six months	For the six months
	ended June 30, 2004	ended June 30, 2003
	(Unaudited and in thousands except share data)
Interest income
Interest on loans	$8,063	$9,032
Interest on investments, deposits with banks, federal funds sold and other	967	790

Total interest income	9,030	9,822

Interest expense
Interest on deposits	2,528	3,016
Interest on borrowings	1,011	1,571

Total interest expense	3,539	4,587

Net interest income	5,491	5,235
Provision (credit) for loan losses	(250)	391

Net interest income after provision for loan losses	5,741	4,844

Noninterest income
Service charges on deposit accounts	558	451
Net gains on loan sales	32	819
Gains on sales of land in joint venture	230	194
Other	156	119

Total noninterest income	976	1,583

Noninterest expense
Salaries and employee benefits	2,025	2,044
Net occupancy and equipment expenses	690	629
Net loss on sale or write-down of foreclosed assets	472	61
Deposit insurance expense	19	20
Data processing expense	184	175
Minority interest in net income of real estate joint venture	97	97
Other	974	1,020

Total noninterest expense	4,461	4,046

Income before income tax	2,256	2,381
Income tax expense	838	918

Net income	1,418	1,463

Other comprehensive loss, net of tax:
Unrealized depreciation on available for sale securities	(89)	(29)

Comprehensive income	$1,329	$1,434

Basic earnings per share	$0.94	$1.00
Weighted average shares outstanding	1,510,776	1,461,537
Diluted earnings per share	$0.89	$0.91
Weighted average shares outstanding	1,602,301	1,603,021

See notes to condensed consolidated financial statements

Citizens First Financial Corp. and Subsidiary

Condensed Consolidated Statements of Income

	For the three months	For the three months
	ended June 30, 2004	ended June 30, 2003
	(Unaudited and in thousands except share data)
Interest income
Interest on loans	$3,888	$4,455
Interest on investments, deposits with banks, federal funds sold and other	473	385

Total interest income	4,361	4,840

Interest expense
Interest on deposits	1,211	1,411
Interest on borrowings	415	781

Total interest expense	1,626	2,192

Net interest income	2,735	2,648
Provision (credit) for loan losses	(76)	306

Net interest income after provision for loan losses	2,811	2,342

Noninterest income
Service charges on deposit accounts	282	234
Net (loss) gain on loan sales	(13)	475
Other	38	81

Total noninterest income	307	790

Noninterest expense
Salaries and employee benefits	1,010	1,002
Net occupancy and equipment expenses	338	314
Net loss (gain) on sale or write-down of foreclosed assets	12	—
Deposit insurance expense	9	10
Data processing expense	91	86
Other	493	552

Total noninterest expense	1,953	1,964

Income before income tax	1,165	1,168
Income tax expense	434	447

Net income	731	721

Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) on available for sale securities	(148)	31

Comprehensive income	$583	$752

Basic earnings per share	$0.48	$0.49
Weighted average shares outstanding	1,512,954	1,466,422
Diluted earnings per share	$0.46	$0.45
Weighted average shares outstanding	1,600,514	1,606,125

See notes to condensed consolidated financial statements

Citizens First Financial Corp. and Subsidiary
CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	For the six	For the six
	months ended	months ended
	June 30, 2004	June 30, 2003
	(Unaudited and in thousands)
Operating activities
Net income	$1,418	$1,463
Adjustments to reconcile net income to net cash Provided (used) by operating activities:
Provision for loan losses	(250)	391
Increase in cash surrender value of life insurance policies	(99)	—
Investment securities amortization, net	48	110
Minority interest in net income of real estate joint venture	97	97
Net gain on sale of land in real estate joint venture	(230)	(194)
Net loss on sale or write-down of foreclosed assets	472	61
Net gains on sale of mortgage loans	(32)	(819)
Amortization of mortgage servicing rights	77	147
Depreciation	515	364
Mortgage loans originated for sale	(4,752)	(42,992)
Proceeds from sale of mortgage loans	3,378	44,307
Federal Home Loan Bank dividends	(476)	(207)
Change in:
Other assets	764	279
Other liabilities	17	481

Net cash provided by operating activities	947	3,488

Investing Activities
Purchase of available for sale securities	(4,906)	(9,705)
Proceeds from maturities and principal paydowns on available for sale securities	2,515	6,765
Net change in loans	38,338	15,111
Reimbursement from land in real estate joint venture	—	108
Proceeds from sales of land real estate joint venture	913	427
Net distribution of minority interest portion of real estate joint venture	(479)	(261)
Purchases of premises and equipment	(176)	(26)
Proceeds from sales of foreclosed assets	1,021	1,615
Investment in bank-owned life insurance	—	(4,000)

Net cash provided by investing activities	37,226	10,034

	For the six	For the six
	months ended	months ended
	June 30, 2004	June 30, 2003
	(Unaudited and in thousands)
Financing Activities
Net change in deposits	$(10,456)	$(9,175)
Proceeds from borrowings	25,000	—
Repayment of borrowings	(30,150)	(2,150)
Purchase of treasury stock shares	(602)	(1,155)
Cash dividends paid on common stock	(307)	(301)
Exercise of stock options	244	790
Net change in advances by borrowers for taxes and insurance	17	96

Net cash used in financing activities	(16,254)	(11,895)

Net change in cash and cash equivalents	21,919	1,627
Cash and cash equivalents, beginning of period	16,831	33,583

Cash and cash equivalents, end of period	$38,750	$35,210

Additional cash flows information:
Interest paid	$3,623	$4,554
Income tax paid	$778	$1,115
Loans transferred to foreclosed assets	$66	$4,614

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

2. Statement of Information Furnished

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Rule 10-01 of Regulation S-X, and in the opinion of management reflect all adjustments necessary to present a fair statement of the consolidated financial position as of June 30, 2004 and December 31, 2003, and the consolidated statements of income for the six and three months ended June 30, 2004 and 2003 and statement of cash flows for the six months ended June 30, 2004 and 2003. All adjustments to the financial statements were of a normal recurring nature. These results have been determined on the basis of accounting principles generally accepted in the United States of America. The results of operations for the six and three months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

The condensed consolidated financial statements are those of the Company and the Bank. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2003 Annual Report to Stockholders.

3. Earnings Per Share

Basic earnings per share have been computed based upon the weighted average common shares outstanding for the six and three months ended June 30, 2004 and 2003. Diluted earnings per share for the six and three months ended June 30, 2004 reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

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

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income, as reported	$731	$721	$1,418	$1,463
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(21)	(24)	(42)	(48)

Pro forma net income	$710	$697	$1,376	$1,415

Earnings per share:
Basic – as reported	$0.48	$0.49	$0.94	$1.00
Basic — pro forma	$0.47	$0.48	$0.91	$0.97
Diluted — as reported	$0.46	$0.45	$0.89	$0.91
Diluted — pro forma	$0.44	$0.43	$0.86	$0.88

5. Recent Accounting Pronouncements

In March 2004, the SEC issued Staff Accounting Bulletin No. 105 (SAB 105), Application of Accounting Principles to Loan Commitments. Current accounting guidance requires the commitment to originate mortgage loans to be held for sale be recognized on the balance sheet at fair value from inception through expiration or funding. SAB 105 requires that the fair-value measurement include only differences between the guaranteed interest rate in the loan commitment and a market interest rate, excluding any expected future cash flows related to the customer relationship or loan servicing. SAB 105 is effective for commitments to originate mortgage loans to be held for sale that are entered into after March 31, 2004. Its adoption did not have a material impact on the consolidated financial position or results of operations of the Company.

In March 2004, the FASB’s Emerging Issues Task Force reached a consensus on EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The guidance prescribes a three-step model for determining whether an investment is other-than-temporarily impaired and requires disclosures about unrealized losses on investments. The accounting guidance is effective for reporting periods beginning after June 15, 2004, while the disclosure requirements are effective for annual reporting periods ending after June 15, 2004. The adoption of this EITF is not expected to have a material effect on the consolidated financial position or results of operation of the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

Citizens First Financial Corp. (the “Company”) is the holding company for Citizens Savings Bank (the “Bank”). The Bank was originally chartered in 1888 by the State of Illinois and in 1989 became a federally chartered savings bank. In April 1999, the Bank was converted from a federally chartered savings bank to an Illinois state savings bank. The Bank’s principal business consists of the acceptance of retail deposits from the general public in the areas surrounding its main and branch offices and the investment of these deposits, together with funds generated from operations and borrowings into loans and investment securities. The Bank originates one-to-four family residential mortgages, commercial, multi-family, construction and land, commercial real estate, agricultural, consumer and other loans. The Bank has a wholly-owned service corporation, CSL Service Corporation (“CSL”), which is an Illinois-chartered corporation that had invested in Williamsburg LLC (“Williamsburg”), a real estate development joint venture. CSL, who was a 50% owner of Williamsburg, sold its interest in May 2004. The results of Williamsburg until May 2004 are consolidated into the Company’s financial statements.

COMPARISON OF FINANCIAL CONDITION AT JUNE 30, 2004 and DECEMBER 31, 2003

Total assets decreased from $349.5 million at December 31, 2003 to $334.2 million at June 30, 2004. The $15.3 million or 4.4% decrease was primarily due to the decrease in loans and mortgage loans held for sale, offset by an increase in interest-bearing deposits and federal funds sold.

Cash and cash equivalents increased from $16.8 million at December 31, 2003 to $38.8 million at June 30, 2004, an increase of $22.0 million or 131.0%. The increase occurred primarily because of the decrease of loans and mortgage loans held for sale of $36.7 million, offset by the decreases of $10.5 million in deposits and $5.2 million in long-term debt.

Available for sale securities increased from $20.7 million at December 31, 2003 to $22.9 million at June 30, 2004, an increase of $2.2 million or 10.6%. The increase was primarily due to the purchase of $4.9 million of investment securities which was offset by $2.5 million in maturities and principal paydowns.

Loans, net of allowance for loan losses and including loans held for sale, decreased from $279.8 million at December 31, 2003 to $243.0 million at June 30, 2004, a decrease of $38.8 million or 13.9%. The decrease was primarily due to a decrease of $12.6 million in construction and land development loans, $9.7 million in loans secured by 1-4 family residential properties, $5.7 million in non-farm/non-residential real estate loans, $6.4 million of commercial & industrial loans and $1.2 million of multi-family real estate loans. The decreases were due to loan repayments. The Company sells primarily fixed rate residential loans in the secondary market (primarily to the Federal Home Loan Mortgage Corporation) as a source of income from gains on sale and servicing fees and as a means of controlling interest rate risk. The Company sold $4.7 million in loans during the first six months of 2004. The Company serviced $88.0 million and $96.1 million at June 30, 2004 and December 31, 2003, respectively.

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

The Company’s policy is to charge off loans when it is determined that they are no longer collectible. The policy for loans secured by real estate, which comprises the majority of the loan portfolio, is to establish loss reserves in accordance with the loan classification process, based on accounting principles generally accepted in the United States of America. The Company’s policy is to obtain an appraisal or evaluation on all real estate acquired through foreclosure at the time of foreclosure.

The allowance for loan losses increased from $3,072,000 at December 31, 2003 to $3,137,000 at June 30, 2004, an increase of $65,000 or 2.1%. The increase was primarily due to recoveries in the first six months of 2004 of charged-off loans in prior years of $405,000. Included in these recoveries was a $389,000 payment from the bankruptcy trustee for a commercial developer. Due to the large amount of recoveries, decrease in the loan portfolio and the Company’s review of the adequacy of its allowance for loan losses, the Company recorded a credit to the provision for loan losses of $250,000 during the first six months of 2004. The decrease is also due to a 1-4 family loan being transferred to foreclosed assets during the first quarter of 2004 that had a specific reserve in the prior year of approximately $63,000. During the first six months of 2004, $26,000 of loans were charged-off to the allowance for loan losses.

The Company’s non-performing and potential problem loans increased from $8,428,000 at December 31, 2003 to $21,517,000 at June 30, 2004, an increase of $13,089,000. The increase was primarily attributable to the classification as a potential problem a loan of $11,437,000 for a commercial real estate development because of the concentration of loans to this borrower and the slow sales in this development. This loan is contractually current on all required payments. In addition to the collateralized property the borrower has personally guaranteed a portion of the outstanding balance. Management believes that there is adequate collateral for this loan and anticipates that there will be no loss on this loan. The non-performing and potential problem loans were considered impaired as of June 30, 2004 and December 31, 2003. The Company has established a loss reserve of $1,965,000 for non-performing and potential problem loans and believes that it has adequately reserved for any potential loss.

Non-performing loans, which are loans past due 90 days or more and non-accruing loans, increased from $2,459,000 at December 31, 2003 to $2,611,000 at June 30, 2004. The ratio of the Company’s allowance for loan losses to total non-performing loans was 120.1% and 124.9% at June 30, 2004 and December 31, 2003, respectively. Management believes that the problems with these borrowers are identified and not indicative of the loan portfolio in total.

Non-accruing loans increased from $2,452,000 at December 31, 2003 to $2,476,000 at June 30, 2004, an increase of $24,000 or 1.0%. At June 30, 2004, non-accrual loans consist of two non-farm/non-residential loans with a balance of $553,000, two construction and land development loan with a balance of $796,000, seven 1-4 family residential loans with a balance of $598,000 and five commercial & industrial loans with a balance of $529,000. The Company has established a loss reserve of $557,000 for non-accrual loans.

Loans delinquent greater than 90 days increased from $7,000 at December 31, 2003 to $135,000 at June 30, 2004, an increase of $128,000. Loans delinquent greater than 90 days at June 30, 2004 consist of two construction and land development loans with a balance of $95,000 and one commercial & industrial loan with a balance of $40,000. The Company has established loss reserves of $59,000 for the delinquent loans.

Potential problem loans are loans that are not classified as non-accrual or 90 days or more delinquent, but due to factors regarding the borrower, the loan or the economy may represent a possible loss to the Company. Potential problem loans increased from $5,969,000 at December 31, 2003 to $18,906,000 at June 30, 2004, an increase of $12,937,000. The reason for the increase was primarily due to the classification as potential problem of a loan of $11,437,000 for a commercial real estate development. This loan, which had previously been classified as an OAEM asset, had been classified as a potential problem loan because of the concentration of loans to this borrower. This loan is contractually current on all required payments and no reserve for loss has been established for this loan. The Company has established loan loss reserves of $1,349,000 at June 30, 2004 for all potential problem loans. As of June 30, 2004, $4,254,000 of the total potential problem loans relates to five borrowers. The first borrower with potential problem loans of $1,616,000 is a manufacturing and sales company, which has experienced recent losses. The second borrower with potential problem loans of $821,000 is a land development venture, which is a concern to the Company because of delays in the sale of properties. The third borrower has potential problem loans of $657,000 for a self-storage facility. Subsequent to June 30, 2004 the borrower gave the Company a deed in lieu of foreclosure for this property. The Company has established a reserve of $102,000 for this property. The fourth borrower is a retail facility that has been experiencing financial difficulties. The loans to this borrower of $632,000 are contractually current. The fifth borrower, with $528,000 in loans, is a single-family home contractor, which is a concern to the Company because of delays in loan payments and sales of properties. The remaining potential problem loans have a balance of $3,215,000 and consist of twenty-four residential loans with a balance of $2,620,000, two commercial & industrial loans with a balance of $315,000, two non-farm/non-residential loan with a balance of $174,000, and eleven consumer loans with a balance of $106,000. For all of the potential problem loans, the Company believes that it has adequately reserved for any potential loss.

Other assets especially mentioned (“OAEM”) loans decreased from $15,638,000 at December 31, 2003 to $4,207,000 at June 30, 2004, a decrease of $11,431,000. The primary reason for the decrease was the previously discussed $11,437,000 commercial development loan which prior to being classified as a potential problem loan at June 30, 2004, had been classified as an OAEM asset. OAEM loans are loans that are not classified as non-accrual, delinquent or potential problem, but still require monitoring by the Company due to factors regarding the borrower, the loan or the economy. At June 30, 2004, $1,699,000 of the balance pertained to one borrower who has been experiencing slow sales. The remaining $2,508,000 balance of OAEM loans consists primarily of twenty-six residential loans with a balance of $2,144,000, one non-farm/non-residential loans with a balance of $272,000, one commercial & industrial loan with a balance of $46,000, six consumer loans with a balance of $25,000 and a secured agricultural loan for $21,000.

Foreclosed assets decreased from $2,135,000 at December 31, 2003 to $708,000 at June 30, 2004, a decrease of $1,427,000 or 66.8%. The decrease was primarily due to the sale of foreclosed assets and the increase in the loss reserves for foreclosed assets of $484,000. The additional reserves consisted of $246,000 additional reserves for a retail development property based on a lower revised offer price, $225,000 for land near the retail development property based on a lack of buyer interest at the previous carrying value and $13,000 for two 1-4 family residential properties. The retail development property was sold in the second quarter of 2004. During the first six months of 2004, $66,000 in loans were transferred to foreclosed assets and $947,000 of foreclosed assets were sold with a net gain of $12,000. In addition, $86,000 was depreciated for certain foreclosed assets held greater than one year. Foreclosed assets at June 30, 2004 consist of $613,000 of undeveloped commercial properties and $95,000 in residential properties. Properties being transferred to foreclosed assets are appraised or evaluated and, if required, loss reserves are established by management.

Other assets decreased from $3.4 million at December 31, 2003 to $2.7 million at June 30, 2004, a decrease of $700,000 or 20.6%. The decrease was primarily due to a $551,000 decrease in accrued interest receivable on loans and investments.

Deposits decreased from $250.0 million at December 31, 2003 to $239.6 million at June 30, 2004, a decrease of $10.4 million or 4.2%. The decrease was primarily due to a decrease of $8.4 million in certificate of deposit accounts. With the increased balances of cash and cash equivalents, the Bank did not aggressively compete for certificate of deposit accounts during the first six months of 2004.

Long-term debt decreased from $64.0 million at December 31, 2003 to $58.8 million at June 30, 2004, a decrease of $5.2 million or 8.1%, due to repayments during the first six months of 2004. During the first quarter of 2004, the Bank repaid $30.0 million of maturing Federal Home Loan Bank (FHLB”) advances with an average interest rate of 4.9% and obtained $25.0 million of new FHLB advances at an average rate of 1.6%.

Minority interest in real estate joint venture decreased from $382,000 at December 31, 2003 to $-0- at June 30, 2004 due to the sale in May 2004 of the Company’s interest in the real estate joint venture.

Total stockholders’ equity increased by $664,000, from $32,992,000 at December 31, 2003 to $33,656,000 at June 30, 2004. The increase resulted from the earnings of the Company of $1,418,000 for the six months ended June 30, 2004 and exercised stock options of $244,000, offset by the purchase of treasury shares of $602,000, a decrease in unrealized appreciation on available-for-sale securities of $89,000, and payment of $307,000 in dividends to stockholders.

COMPARISON OF OPERATING RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2004 and JUNE 30, 2003

GENERAL

Net income decreased by $45,000 from $1,463,000 for the six months ended June 30, 2003 to $1,418,000 for the six months ended June 30, 2004. The decrease was due primarily to a decrease in net gains on loan sales and an increase in net loss on sale or write-down of foreclosed assets, offset by a negative provision for loan losses and an increase in net interest income.

INTEREST INCOME

Interest on loans decreased by $969,000 or 10.7%, from $9,032,000 for the six months ended June 30, 2003 to $8,063,000 for the six months ended June 30, 2004. Interest on loans decreased due to a decrease of 39 basis points in the average yield on loans outstanding of and a $12.2 million decrease in the average balance of outstanding loans.

Interest on securities, deposits with banks, federal funds sold and other increased from $790,000 for the six months ended June 30, 2003 to $967,000 for the six months ended June 30, 2004, an increase of $177,000 or 22.4%. The increase was primarily due to a $7.6 million increase in the average balance of investment securities, FHLB stock and interest-bearing deposits and a 20 basis point increase in the average yield of these assets in 2004.

INTEREST EXPENSE

Interest on deposits decreased by $488,000 or 16.2%, from $3,016,000 for the six months ended June 30, 2003 to $2,528,000 for the six months ended June 30, 2004. The decrease was primarily due to a 48 basis point decrease in the average cost of deposits, offset by a $3.6 million increase in the average balance of deposits.

The interest on borrowings decreased by $560,000 or 35.6%, from $1,571,000 for the six months ended June 30, 2003 to $1,011,000 for the six months ended June 30, 2004 as a result of a 108 basis point decrease in the average cost of borrowings and a $10.5 million decrease in the average balance of borrowings.

PROVISION FOR LOAN LOSSES

There was a negative provision for loan losses of $250,000 for the six months ended June 30, 2004, compared to a provision for loan losses of $391,000 for the six months ended June 30, 2003, a change of $641,000. The change was primarily due to recoveries of prior charged-off loans of $405,000 during the first six months of 2004 and the decrease in the size of the loan portfolio.

NONINTEREST INCOME

Total noninterest income decreased by $607,000 or 38.3%, from $1,583,000 for the six months ended June 30, 2003 to $976,000 for the six months ended June 30, 2004. The decrease was due primarily to a decrease in gains on loan sales of $787,000, offset by increases in cash surrender value of life insurance of $89,000, service charges on deposit accounts of $107,000 and gains on sales of land in a real estate joint venture of $36,000. The net gains on loan sales decreased due to decreased loan sales resulting from the level interest rate environment during 2004. The increase in service charges was due to a $127,000 increase in overdraft fees on demand deposits.

NONINTEREST EXPENSE

Total noninterest expense increased from $4,046,000 for the six months ended June 30, 2003 to $4,461,000 for the six months ended June 30, 2004, an increase of $415,000 or 10.3%. Other noninterest expense increased primarily because of an increase of $411,000 in net loss on sale and write-down of foreclosed assets. The increased write-down was primarily due to additional reserves taken in the first quarter of 2004 of $246,000 for a retail development property based on a lower revised offer and $225,000 for land near the retail development property based on a lack of buyer interest at the previous carrying value. The Bank recorded a loss of approximately $2,000 when the retail development property was sold in the second quarter of 2004.

INCOME TAX EXPENSE

Total income tax expense was $838,000 for the six months ended June 30, 2004, compared to $918,000 for the six months ended June 30, 2003, a decrease of $80,000 or 8.7%. The decrease was attributable to the decreased taxable income for the six months ended June 30, 2004 and an increase in non-taxable assets. The effective tax rates were 37.1% and 38.6% for the six months ended June 30, 2004 and 2003, respectively.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED JUNE 30, 2004 and JUNE 30, 2003

GENERAL

Net income increased by $10,000 from $721,000 for the three months ended June 30, 2003 to $731,000 for the three months ended June 30, 2004. The increase was due primarily to the negative provision for loan losses and an increase in net interest income, offset by a decrease in the net gains (losses) on loan sales.

INTEREST INCOME

Interest on loans decreased by $567,000 or 12.7%, from $4,455,000 for the three months ended June 30, 2003 to $3,888,000 for the three months ended June 30, 2004. Interest on loans decreased due to a decrease of 53 basis points in the average yield on loans outstanding of and a $13.8 million decrease in the average balance of outstanding loans.

Interest on securities, deposits with banks, federal funds sold and other increased from $385,000 for the three months ended June 30, 2003 to $473,000 for the three months ended June 30, 2004, an increase of $88,000 or 22.9%. The increase was primarily due to a $10.1 million increase in the average balance of investment securities, FHLB stock and interest-bearing deposits and a 8 basis point increase in the average yield of these assets in 2004.

INTEREST EXPENSE

Interest on deposits decreased by $200,000 or 14.2%, from $1,411,000 for the three months ended June 30, 2003 to $1,211,000 for the three months ended June 30, 2004. The decrease was primarily due to a 43 basis point decrease in the average cost of deposits, offset by a $5.4 million increase in the average balance of deposits.

The interest on borrowings decreased by $366,000 or 46.9%, from $781,000 for the three months ended June 30, 2003 to $415,000 for the three months ended June 30, 2004 as a result of a 159 basis point decrease in the average cost of borrowings and a $11.9 million decrease in the average balance of borrowings.

PROVISION FOR LOAN LOSSES

There was a negative provision for loan losses of $76,000 for the three months ended June 30, 2004, compared to a provision for loan losses of $306,000 for the three months ended June 30, 2003, a change of $382,000. The change was primarily due to the decrease in the size of the loan portfolio.

NONINTEREST INCOME

Total noninterest income decreased by $483,000 or 57.3%, from $790,000 for the three months ended June 30, 2003 to $307,000 for the three months ended June 30, 2004. The decrease was due primarily to a decrease in gains (losses) on loan sales of $488,000, offset by increases in cash surrender value of life insurance of $36,000 and service charges on deposit accounts of $48,000. The net gains on loan sales decreased due to decreased loan sales resulting from the level interest rate environment during 2004. The higher interest rate environment in the second quarter of 2004 resulted in a $31,000 write-down of loans available for sale.

NONINTEREST EXPENSE

Total noninterest expense decreased from $1,964,000 for the three months ended June 30, 2003 to $1,953,000 for the three months ended June 30, 2004, a decrease of $11,000 or 0.6%.

INCOME TAX EXPENSE

Total income tax expense was $434,000 for the three months ended June 30, 2004, compared to $447,000 for the three months ended June 30, 2003, a decrease of $13,000 or 2.9%. The effective tax rates were 37.3% and 38.3% for the three months ended March 31, 2004 and 2003, respectively.

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

Mortgage Servicing Rights

The Company recognizes the rights to service loans as a separate asset on its consolidated balance sheet. The total cost of loans when sold is allocated between loans and loan servicing rights based on the relative fair value of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the loan servicing rights include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from mortgage servicing on the income statement. As of June 30, 2004 and December 31, 2003, mortgage servicing rights had carrying values of $412,000 and $469,000, respectively.

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

OFF BALANCE SHEET ARRANGEMENTS

The only material off balance sheet obligations incurred routinely by the Company are its commitments to extend credit and its standby letters of credit. At June 30, 2004 the Company had unused loan commitments of $25.0 million and financial standby letters of credit of $847,000.

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

At June 30, 2004, the Bank exceeded all of its regulatory capital requirements with Tier 1 capital of $31.3 million, or 9.3% of average total assets, which is above the required level of $13.5 million or 4.0%; and risk-based capital of $34.0 million or 16.0% of risk-weighted assets, which is above the required level of $17.0 million or 8.0%.

The Company’s most liquid assets are cash and interest-bearing demand accounts. The level of these accounts is dependent on the operating, financing, lending and investing activities during any given period. At June 30, 2004, cash and interest-bearing deposits totaled $38.8 million.

The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances, loan sales, brokered deposits and Fed funds. At June 30, 2004, the Bank had outstanding advances with the FHLB of $56.8 million. The FHLB maintains two limitations on borrowing availability based on (1) FHLB stock ownership and (2) total assets. The Bank currently meets the stock limitation; however, this limit may be raised by the purchase of additional FHLB stock. Based on the total assets limitations, the Bank may increase its borrowings with the FHLB by approximately $58.8 million. The ability to borrow this amount would require meeting regulatory mandated loan and collateral limits. Depending upon market conditions and the pricing of deposit products and FHLB borrowings, the Bank may utilize FHLB advances to fund loan originations.

At June 30, 2004 the Bank had commitments to originate loans and unused letters of credit totaling $25.8 million. Certificate accounts which are scheduled to mature in one year or less from June 30, 2004 totaled $84.0 million. The Bank anticipates that it will have sufficient funds to meet its current commitments and maturing deposits.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sources of market risk include interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. The Company is only subject to interest rate risk. The Company purchased no financial instruments for trading purposes during the six months ended June 30, 2004 and 2003.

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

ITEM 4. CONTROLS AND PROCEDURES

     (a) Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. C. William Landefeld, our President and Chief Executive Officer, and Dallas G. Smiley, our Senior Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Landefeld and Smiley concluded that, as of the date of their evaluation, our disclosure controls were effective.

     (b) Internal controls. There have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls during the quarter ended June 30, 2004.

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

Item 2. Changes in Securities and Use of Proceeds and Issuer Purchase of Equity Securities

(e) The following table information about purchases of the Company’s stock by the Company during the quarter ended June 30, 2004.

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total
			Number of	(d) Maximum
			Shares	Number of shares
			Purchased as	that May
	(a) Total	(b)	Part of Publicly	Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	Per Share	Programs	Or Programs
04/01/04 – 04/30/04	-0-	n/a	-0-	8,366
05/01/04 - 05/31/04	-0-	n/a	-0-	8,366
06/01/04 – 06/30/04	25,000	$24.00	25,000	59,555
Total	25,000	$24.00	25,000	59,555

(1)	We repurchased 25,000 shares of our common stock pursuant to the repurchase programs that we announced on September 6, 2002 (the “2002 Program”) and July 28, 2003 (the “2003 Program”). The 2003 Program authorized the purchase of 76,189 shares of our common stock. The purchase in June 2004 completed the 2002 Program. Unless terminated earlier by resolution by our board of directors, the 2003 Program will expire when we have repurchased all shares authorized for repurchase under the 2003 Program.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

a.	The Company’s Annual Meeting of Shareholders was held on April 26, 2004.

b.	See Item 4-c below.

c.	At such meeting the shareholders approved the following matters:

1.	The election of the following individuals as Directors:

	Votes For	Votes Withheld	Term
Dr. Lowell M. Thompson	1,376,950	25,839	3 years
Mary Ann Webb	1,375,848	26,941	3 years

Additionally, the following individuals are the other Directors whose term of office as Directors continued after the meeting:

L. Carl Borngasser Harold L. Hoeferle Martin L. Hogan C. William Landefeld Arthur W. Mier

2.	The ratification of BKD, LLP as independent auditor of the Company for the fiscal year ending December 31, 2004 as reflected by 1,381,354 votes for, 12,470 votes against and 8,965 abstain.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits See Exhibit Index. b. Reports on Form 8-K

Citizens First Financial Corp. filed the following Form 8-K during the quarter ended June 30, 2004:

Citizens First Financial Corp. filed a Form 8-K on May 3, 2004 related to the announcement of financial results for the first quarter of 2004.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Citizens First Financial Corp.

Date: August 13, 2004	/s/ C. William Landefeld

C. William Landefeld
President

Date: August 13, 2004	/s/ Dallas G. Smiley

Dallas G. Smiley
Chief Financial Officer

Exhibit Index

11.0	Statement re: Computation of Per Share Earnings

31.1	Certification of C. William Landefeld Required by Rule 13a-14(a)

31.2	Certification of Dallas G. Smiley Required by Rule 13a-14(a)

32.1	Certification of C. William Landefeld required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Dallas G. Smiley required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350