Form 10-Q
period 2004-09-30
CITIZENS FIRST FINANCIAL CORP
filed 2004-11-15
CIK 1006265

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10 - Q

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004 Commission File No.: 0-27740

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

Yes X No___

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes___   No X

The Registrant had 1,498,570 shares of Common Stock outstanding as of November 1, 2004.

		PAGE
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003	1
	Condensed Consolidated Statements of Income for the Nine Months Ended September 30, 2004 and 2003	2
	Condensed Consolidated Statements of Income for the Three Months Ended September 30, 2004 and 2003	3
	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003	4
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation	9
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17
Item 4.	Controls and Procedures	17
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	18
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18
Item 3.	Defaults Upon Senior Securities	18
Item 4.	Submission of Matters to a Vote of Security Holders	18
Item 5.	Other Information	18
Item 6.	Exhibits	18
Signatures		19
Certifications
Statement re: Computation of Per Share Earnings
Certification of C. William Landefeld Required by Rule 13a-14(a)
Certification of Dallas G. Smiley Required by Rule 13a-14(a)
Certification of C. William Landefeld Required by Section 906
Certification of Dallas G. Smiley Required by Section 906

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

PART I. — FINANCIAL INFORMATION

Citizens First Financial Corp. and Subsidiary

Condensed Consolidated Balance Sheets
As of September 30, 2004 and December 31, 2003
(in thousands except share data)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Cash and due from banks	$6,070	$6,692
Interest-bearing deposits and federal funds sold	26,405	10,139

Cash and cash equivalents	32,475	16,831

Available for sale securities	26,998	20,746
Mortgage loans held for sale	963	376
Loans	240,081	282,477
Allowance for loan losses	(3,215)	(3,072)

Net loans	236,866	279,405
Land in real estate joint venture	—	683
Premises and equipment	5,843	6,183
Federal Home Loan Bank stock	15,914	15,206
Foreclosed assets	631	2,135
Mortgage servicing rights	385	469
Cash surrender value of bank owned life insurance	4,252	4,115
Other assets	2,776	3,366

Total assets	$327,103	$349,515

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities
Deposits	$231,416	$250,013
Long-term debt	58,750	63,975
Other liabilities	2,724	2,153

Total liabilities	292,890	316,141
Minority interest in real estate joint venture	—	382
Commitments and Contingent Liabilities
Stockholders’ Equity
Preferred stock, $.01 par value
Authorized and unissued – 1,000,000 shares	—	—
Common stock, $.01 par value; authorized 8,000,000 shares; 2,817,500 shares issued and outstanding	28	28
Additional paid-in-capital	26,666	27,910
Retained earnings	29,566	26,870
Accumulated other comprehensive income (loss)	3	(20)
Less:
Treasury shares, 1,318,930 and 1,318,025, respectively	(22,050)	(21,796)

Total stockholders’ equity	34,213	32,992

Total liabilities and stockholders’ equity	$327,103	$349,515

See notes to condensed consolidated financial statements

Citizens First Financial Corp. and Subsidiary

Condensed Consolidated Statements of Income

	For the nine months	For the nine months
	ended September 30,	ended September 30,
	2004	2003
	(Unaudited and in thousands except share data)
Interest income
Interest on loans	$11,643	$13,460
Interest on investments, deposits with banks, federal funds sold and other	1,544	1,244

Total interest income	13,187	14,704

Interest expense
Interest on deposits	3,682	4,385
Interest on borrowings	1,432	2,339

Total interest expense	5,114	6,724

Net interest income	8,073	7,980
Provision (credit) for loan losses	(109)	867

Net interest income after provision for loan losses	8,182	7,113

Noninterest income
Service charges on deposit accounts	829	741
Net gains on loan sales	95	1,091
Gains on sales of land in joint venture	230	400
Other	251	241

Total noninterest income	1,405	2,596

Noninterest expense
Salaries and employee benefits	3,178	2,879
Net occupancy and equipment expenses	927	929
Net loss on sale or write-down of foreclosed assets	417	770
Deposit insurance expense	46	30
Data processing expense	278	270
Minority interest in net income of real estate joint venture	97	198
Other	1,434	1,472

Total noninterest expense	6,377	6,548

Income before income tax	3,210	3,161
Income tax expense	1,193	1,201

Net income	2,017	1,960

Other comprehensive loss, net of tax:
Unrealized appreciation (depreciation) on available for sale securities	23	(179)

Comprehensive income	$2,040	$1,781

Basic earnings per share	$1.34	$1.33
Weighted average shares outstanding	1,506,717	1,472,457
Diluted earnings per share	$1.26	$1.22
Weighted average shares outstanding	1,601,567	1,610,261

See notes to condensed consolidated financial statements

Citizens First Financial Corp. and Subsidiary

Condensed Consolidated Statements of Income

	For the three months	For the three months
	ended September 30,	ended September 30,
	2004	2003
	(Unaudited and in thousands except share data)
Interest income
Interest on loans	$3,580	$4,428
Interest on investments, deposits with banks, federal funds sold and other	577	454

Total interest income	4,157	4,882

Interest expense
Interest on deposits	1,154	1,369
Interest on borrowings	421	768

Total interest expense	1,575	2,137

Net interest income	2,582	2,745
Provision for loan losses	141	476

Net interest income after provision for loan losses	2,441	2,269

Noninterest income
Service charges on deposit accounts	271	290
Net gains on loan sales	63	272
Recovery of mortgage servicing rights	—	123
Gains on sale of land in joint venture	—	206
Other	95	122

Total noninterest income	429	1,013

Noninterest expense
Salaries and employee benefits	1,153	835
Net occupancy and equipment expenses	237	300
Net loss (gain) on sale or write-down of foreclosed assets	(55)	771
Deposit insurance expense	27	10
Data processing expense	94	95
Minority interest in net income of real estate joint venture	—	101
Other	460	390

Total noninterest expense	1,916	2,502

Income before income tax	954	780
Income tax expense	355	283

Net income	599	497

Other comprehensive income, net of tax:
Unrealized appreciation (depreciation) on available for sale securities	112	(150)

Comprehensive income	$711	$347

Basic earnings per share	$0.40	$0.33
Weighted average shares outstanding	1,498,599	1,494,322
Diluted earnings per share	$0.38	$0.31
Weighted average shares outstanding	1,590,098	1,624,766

See notes to condensed consolidated financial statements

Citizens First Financial Corp. and Subsidiary
CITIZENS FIRST FINANCIAL CORP. AND SUBSIDIARY

Condensed Consolidated Statements of Cash Flows

	For the nine	For the nine
	months ended	months ended
	September 30, 2004	September 30, 2003
	(Unaudited and in thousands)
Operating activities
Net income	$2,017	$1,960
Adjustments to reconcile net income to net cash Provided (used) by operating activities:
Provision (credit) for loan losses	(109)	867
Increase in cash surrender value of life insurance policies	(137)	—
Investment securities amortization, net	69	157
Minority interest in net income of real estate joint venture	97	198
Net gain on sale of land in real estate joint venture	(230)	(400)
Net loss on sale or write-down of foreclosed assets	535	770
Net gains on sale of mortgage loans	(95)	(1,091)
Recovery of mortgage servicing rights	—	(123)
Amortization of mortgage servicing rights	115	211
Depreciation	531	537
Mortgage loans originated for sale	(5,560)	(63,190)
Proceeds from sale of mortgage loans	5,037	65,859
Federal Home Loan Bank dividends	(708)	(286)
Change in:
Other assets	602	87
Other liabilities	1,060	115

Net cash provided by operating activities	3,224	5,671

Investing Activities
Purchase of available for sale securities	(9,824)	(11,661)
Proceeds from maturities and principal paydowns on available for sale securities	3,514	9,621
Purchase of Federal Home Loan bank stock	—	10,000
Net change in loans	41,916	(789)
investment in land in real estate joint venture	—	(28)
Proceeds from sales of land real estate joint venture	913	633
Net distribution of minority interest portion of real estate joint venture	(479)	(295)
Purchases of premises and equipment	(191)	(50)
Proceeds from sales of foreclosed assets	1,701	2,177
Investment in bank-owned life insurance	—	(4,000)

Net cash provided by (used in) investing activities	37,550	(14,392)

	For the nine	For the nine
	months ended	months ended
	September 30, 2004	September 30, 2003
	(Unaudited and in thousands)
Financing Activities
Net change in deposits	$(18,597)	$(2,542)
Proceeds from borrowings	25,000	3,000
Repayment of borrowings	(30,225)	(7,025)
Purchase of treasury stock shares	(602)	(1,155)
Cash dividends paid on common stock	(459)	(452)
Exercise of stock options	242	1,092
Net change in advances by borrowers for taxes and insurance	(489)	(196)

Net cash used in financing activities	(25,130)	(7,278)

Net change in cash and cash equivalents	15,644	(15,999)
Cash and cash equivalents, beginning of period	16,831	33,583

Cash and cash equivalents, end of period	$32,475	$17,584

Additional cash flows information:
Interest paid	$5,175	$6,677
Income tax paid	$931	$1,115
Loans transferred to foreclosed assets	$732	$4,614

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

2. Statement of Information Furnished

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Form 10-Q instructions and Rule 10-01 of Regulation S-X, and in the opinion of management reflect all adjustments necessary to present a fair statement of the consolidated financial position as of September 30, 2004 and December 31, 2003, and the consolidated statements of income for the nine and three months ended September 30, 2004 and 2003 and statement of cash flows for the nine months ended June 30, 2004 and 2003. All adjustments to the financial statements were of a normal recurring nature. These results have been determined on the basis of accounting principles generally accepted in the United States of America. The results of operations for the nine and three months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.

The condensed consolidated financial statements are those of the Company and the Bank. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s 2003 Annual Report to Stockholders.

3. Earnings Per Share

Basic earnings per share have been computed based upon the weighted average common shares outstanding for the nine and three months ended September 30, 2004 and 2003. Diluted earnings per share for the nine and three months ended September 30, 2004 reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

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

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
Net income, as reported	$599	$497	$2,017	$1,960
Less: Total stock-based employee compensation cost determined under the fair value based method, net of income taxes	(21)	(24)	(63)	(72)

Pro forma net income	$578	$473	$1,954	$1,888

Earnings per share:
Basic – as reported	$0.40	$0.33	$1.34	$1.33
Basic – pro forma	$0.39	$0.32	$1.30	$1.28
Diluted – as reported	$0.38	$0.31	$1.26	$1.22
Diluted – pro forma	$0.36	$0.29	$1.22	$1.17

5. Recent Accounting Pronouncements

SEC Staff Accounting Bulletin (SAB) No. 105, “Application of Accounting Principles to Loan Commitments.” SAB 105 summarizes the views of the staff of the SEC regarding the application of generally accepted accounting principles to loan commitments accounted for as derivative instruments. SAB 105 provides that the fair value of recorded loan commitments that are accounted for as derivatives under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” should not incorporate the expected future cash flows related to the associated servicing of the future loan. In addition, SAB 105 requires registrants to disclose their accounting policy for loan commitments. The provisions of SAB 105 must be applied to loan commitments accounted for as derivatives that are entered into after March 31, 2004. The adoption of this accounting standard did not have a material impact on the Company’s financial statements.

Emerging Issues Task Force (EITF) Issue 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” EITF 03-1 provides guidance for determining when an investment is considered impaired, whether impairment is other-than-temporary, and measurement of an impairment loss. An investment is considered impaired if the fair value of the investment is less than its cost. Generally, an impairment is considered other-than-temporary unless: (i) the investor has the ability and intent to hold an investment for a reasonable period of time sufficient for an anticipated recovery of fair value up to (or beyond) the cost of the investment; and (ii) evidence indicating that the cost of the investment is recoverable within a reasonable period of time outweighs evidence to the contrary. If impairment is determined to be other-than-temporary, then an impairment loss should be recognized equal to the difference between the investment’s cost and its fair value. Certain disclosure requirements of EITF 03-1 were adopted in 2003 and the Company began presenting the new disclosure requirements in its consolidated financial statements for the year ended December 31, 2003. The recognition and measurement provisions were initially effective for other-than-temporary impairment evaluations in reporting periods beginning after June 15, 2004. However, in September 2004, the effective date of these provisions was delayed until the finalization of a FASB Staff Position (FSP) to provide additional implementation guidance. Currently, the FASB expects to issue the FSP no later than December 2004.

American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) No. 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 addresses accounting for differences between the contractual cash flows of certain loans and debt securities and the cash flows expected to be collected when loans or debt securities are acquired in a transfer and those cash flow differences are attributable, at least in part, to credit quality. As such, SOP 03-3 applies to loans and debt securities acquired individually, in pools or as part of a business combination and does not apply to originated loans. The application of SOP 03-3 limits the interest income, including accretion of purchase price discounts, that may be recognized for certain loans and debt securities. Additionally, SOP 03-3 does not allow the excess of contractual cash flows over cash flows expected to be collected to be recognized as an adjustment of yield, loss accrual or valuation allowance, such as the allowance for possible loan losses. SOP 03-3 requires that increases in expected cash flows subsequent to the initial investment be recognized prospectively through adjustment of the yield on the loan or debt security over its remaining life. Decreases in expected cash flows should be recognized as impairment. In the case of loans acquired in a business combination where the loans show signs of credit deterioration, SOP 03-3 represents a significant change from current purchase accounting practice whereby the acquiree’s allowance for loan losses is typically added to the acquirer’s allowance for loan losses. SOP 03-3 is effective for loans and debt securities acquired by the Company beginning January 1, 2005. The adoption of this new standard is not expected to have a material impact on the Company’s financial statements.

6. Subsequent Event

On November 7, 2004, the Company entered into an Agreement and Plan of Merger with Main Street Trust, Inc. (“Main Street”), an Illinois corporation. Main Street Trust, Inc. will acquire all of the Company’s issued and outstanding shares of common stock. Each of the Company’s shareholders will have the option of receiving either 1.1051 shares of Main Street’s stock for each share of the Company’s stock or $35.00 of cash for each share of the Company’s common stock or a combination of both. The transaction is subject to approval by state and federal regulators and by the Company’s shareholders and is expected to close in the second quarter of 2005.

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

COMPARISON OF FINANCIAL CONDITION AT SEPTEMBER 30, 2004 and DECEMBER 31, 2003

Total assets decreased from $349.5 million at December 31, 2003 to $327.1 million at September 30, 2004. The $22.4 million or 6.4% decrease was primarily due to the decrease in loans, offset by an increase in interest-bearing deposits and federal funds sold and available for sale securities.

Cash and cash equivalents increased from $16.8 million at December 31, 2003 to $32.5 million at September 30, 2004, an increase of $15.7 million or 93.5%. The increase occurred primarily because of the decrease of loans of $42.4 million, offset by the decreases of $18.6 million in deposits and $5.2 million in long-term debt.

Available for sale securities increased from $20.7 million at December 31, 2003 to $27.0 million at September 30, 2004, an increase of $6.3 million or 30.4%. The increase was primarily due to the purchase of $9.8 million of investment securities which was offset by $3.5 million in maturities and principal paydowns.

Loans, net of allowance for loan losses and including mortgage loans held for sale, decreased from $279.8 million at December 31, 2003 to $237.8 million at September 30, 2004, a decrease of $42.0 million or 15.0%. The decrease was primarily due to a decrease of $16.8 million in construction and land development loans, $12.7 million in loans secured by 1-4 family residential properties, $5.4 million in non-farm/non-residential real estate loans, $5.2 million of commercial & industrial loans and $1.5 million of farmland real estate loans. The decreases were due to loan repayments. The Company sells primarily fixed rate residential loans in the secondary market (primarily to the Federal Home Loan Mortgage Corporation) as a source of income from gains on sale and servicing fees and as a means of controlling interest rate risk. The Company sold $5.1 million in loans during the first nine months of 2004. The Company serviced $84.5 million and $96.1 million at September 30, 2004 and December 31, 2003, respectively.

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

The allowance for loan losses increased from $3,072,000 at December 31, 2003 to $3,215,000 at September 30, 2004, an increase of $143,000 or 4.7%. The increase was primarily due to recoveries in the first nine months of 2004 of charged-off loans in prior years of $410,000. Included in these recoveries was a $389,000 payment from the bankruptcy trustee for a commercial developer. Due to the large amount of recoveries, decrease in the loan portfolio and the Company’s review of the adequacy of its allowance for loan losses, the Company recorded a credit to the provision for loan losses of $109,000 during the first nine months of 2004. During the first nine months of 2004, $57,000 of loans were charged-off to the allowance for loan losses.

The Company’s non-performing and potential problem loans increased from $8,428,000 at December 31, 2003 to $21,910,000 at September 30, 2004, an increase of $13,482,000. The increase was primarily attributable to the classification as a potential problem a loan of $10,956,000 for a commercial real estate development because of the concentration of loans to this borrower and the slow sales in this development. This loan is contractually current on all required payments. In addition to the collateralized property, the borrower has personally guaranteed a portion of the outstanding balance. Management believes that there is adequate collateral for this loan and anticipates that there will be no loss on this loan. The non-performing and potential problem loans were considered impaired as of September 30, 2004 and December 31, 2003. The Company has established a loss reserve of $2,012,000 for non-performing and potential problem loans and believes that it has adequately reserved for any potential loss.

Non-performing loans, which are loans past due 90 days or more and non-accruing loans, decreased from $2,459,000 at December 31, 2003 to $1,822,000 at September 30, 2004. The ratio of the Company’s allowance for loan losses to total non-performing loans was 176.4% and 124.9% at September 30, 2004 and December 31, 2003, respectively. Management believes that the problems with these borrowers are identified and not indicative of the loan portfolio in total.

Non-accruing loans decreased from $2,452,000 at December 31, 2003 to $1,822,000 at September 30, 2004, a decrease of $630,000 or 25.7%. At September 30, 2004, non-accrual loans consist of five construction and land development loans with a balance of $930,000, six 1-4 family residential loans with a balance of $530,000, three commercial & industrial loans with a balance of $357,000 and two consumer loans with a balance of $5,000. The Company has established a loss reserve of $457,000 for non-accrual loans.

Loans delinquent greater than 90 days decreased from $7,000 at December 31, 2003 to $-0- at September 30, 2004.

Potential problem loans are loans that are not classified as non-accrual or 90 days or more delinquent, but due to factors regarding the borrower, the loan or the economy may represent a possible loss to the Company. Potential problem loans increased from $5,969,000 at December 31, 2003 to $20,088,000 at September 30, 2004, an increase of $14,119,000. The reason for the increase was primarily due to the classification as potential problem of a loan of $10,956,000 for a commercial real estate development. This loan, which had previously been classified as an OAEM asset, had been classified as a potential problem loan because of the concentration of loans to this borrower. This loan is contractually current on all required payments and no reserve for loss has been established for this loan. The Company has established loan loss reserves of $1,555,000 at September 30, 2004 for all potential problem loans. As of September 30, 2004, $5,406,000 of the other potential problem loans relates to five borrowers. The first borrower with potential problem loans of $1,609,000 is a manufacturing and sales company, which has experienced recent losses. The second borrower with potential problem loans of $821,000 is a land development venture, which is a concern to the Company because of delays in the sale of properties. The third borrower with potential problem loans of $1,771,000 is a developer with recent financial difficulties. The fourth borrower is a retail facility that has been experiencing financial difficulties. The loans to this borrower of $621,000 are contractually current. The fifth borrower, with $584,000 in loans, operates a service facility, which is a concern to the Company because of inadequate capitalization. All loans to this borrower are contractually current. The remaining potential problem loans have a balance of $3,726,000 and consist of thirty-four residential loans with a balance of $3,147,000, four commercial & industrial loans with a balance of $307,000, two non-farm/non-residential loan with a balance of $171,000, and fourteen consumer loans with a balance of $101,000. For all of the potential problem loans, the Company believes that it has adequately reserved for any potential loss.

Other assets especially mentioned (“OAEM”) loans decreased from $15,638,000 at December 31, 2003 to $2,725,000 at September 30, 2004, a decrease of $12,913,000. The primary reason for the decrease was the previously discussed $10,956,000 commercial development loan which had been classified as an OAEM asset at December 31, 2003. This loan had a balance of $11,437,000 at December 31, 2003. OAEM loans are loans that are not classified as non-accrual, delinquent or potential problem, but still require monitoring by the Company due to factors regarding the borrower, the loan or the economy. At September 30, 2004, OAEM loans consists of twenty-nine residential loans with a balance of $2,337,000, one non-farm/non-residential loan with a balance of $269,000, three commercial & industrial loans with a balance of $63,000, three consumer loans with a balance of $6,000, a secured agricultural loan for $21,000 and a construction and land development loan for $29,000.

Foreclosed assets decreased from $2,135,000 at December 31, 2003 to $631,000 at September 30, 2004, a decrease of $1,504,000 or 70.4%. The decrease was primarily due to the sale of foreclosed assets and the increase in the loss reserves for foreclosed assets of $484,000. The additional reserves consisted of $246,000 additional reserves for a retail development property based on a lower revised offer price, $225,000 for land near the retail development property based on a lack of buyer interest at the previous carrying value and $13,000 for two 1-4 family residential properties. The retail development property was sold in the second quarter of 2004. During the first nine months of 2004, $732,000 in loans were transferred to foreclosed assets and $1,701,000 of foreclosed assets were sold with a net gain of $67,000. In addition, $118,000 was depreciated for certain foreclosed assets held greater than one year. Foreclosed assets at September 30, 2004 consist of $539,000 of undeveloped commercial properties and $92,000 in residential properties. Properties being transferred to foreclosed assets are appraised or evaluated and, if required, loss reserves are established by management.

Other assets decreased from $3.4 million at December 31, 2003 to $2.8 million at September 30, 2004, a decrease of $600,000 or 17.6%. The decrease was primarily due to a $392,000 decrease in accrued interest receivable on loans and investments.

Deposits decreased from $250.0 million at December 31, 2003 to $231.4 million at September 30, 2004, a decrease of $18.6 million or 7.4%. The decrease was primarily due to a decrease of $16.0 million in certificate of deposit accounts. With the increased balances of cash and cash equivalents, the Company did not aggressively compete for certificate of deposit accounts during the first nine months of 2004.

Long-term debt decreased from $64.0 million at December 31, 2003 to $58.8 million at September 30, 2004, a decrease of $5.2 million or 8.1%, due to repayments during the first nine months of 2004. During the first quarter of 2004, the Bank repaid $30.0 million of maturing Federal Home Loan Bank (“FHLB”) advances with an average interest rate of 4.9% and obtained $25.0 million of new FHLB advances at an average rate of 1.6%.

Minority interest in real estate joint venture decreased from $382,000 at December 31, 2003 to $-0- at September 30, 2004 due to the sale in May 2004 of the Company’s interest in the real estate joint venture.

Other liabilities increased from $2.2 million at December 31, 2004 to $2.7 million at September 30, 2004, an increase of $500,000. The primary reason for the increase was a $278,000 increase in accrued income taxes payable and a $126,000 increase in accruals for employee benefit programs.

Total stockholders’ equity increased by $1,221,000, from $32,992,000 at December 31, 2003 to $34,213,000 at September 30, 2004. The increase resulted from the earnings of the Company of $2,017,000 for the nine months ended September 30, 2004, an increase in unrealized appreciation on available-for-sale securities of $23,000 and exercised stock options of $242,000, offset by the purchase of treasury shares of $602,000 and payment of $459,000 in dividends to stockholders.

COMPARISON OF OPERATING RESULTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 and SEPTEMBER 30, 2003

GENERAL

Net income increased by $57,000 from $1,960,000 for the nine months ended September 30, 2003 to $2,017,000 for the nine months ended September 30, 2004. The increase was due primarily to a negative provision for loan losses and a decrease in net loss on sale or write-down of foreclosed assets, offset by a decrease in net gains on loan sales and gains on sale of land in a real estate joint venture.

INTEREST INCOME

Interest on loans decreased by $1,817,000 or 13.5%, from $13,460,000 for the nine months ended September 30, 2003 to $11,643,000 for the nine months ended September 30, 2004. Interest on loans decreased due to a decrease of 45 basis points in the average yield on loans outstanding and a $19.3 million decrease in the average balance of outstanding loans.

Interest on investments, deposits with banks, federal funds sold and other increased from $1,244,000 for the nine months ended September 30, 2003 to $1,544,000 for the nine months ended September 30, 2004, an increase of $300,000 or 24.1%. The increase was primarily due to a $12.4 million increase in the average balance of investment securities, FHLB stock and interest-bearing deposits.

INTEREST EXPENSE

Interest on deposits decreased by $703,000 or 16.0%, from $4,385,000 for the nine months ended September 30, 2003 to $3,682,000 for the nine months ended September 30, 2004. The decrease was primarily due to a 44 basis point decrease in the average cost of deposits, offset by a $1.4 million increase in the average balance of deposits.

The interest on borrowings decreased by $907,000 or 38.8%, from $2,339,000 for the nine months ended September 30, 2003 to $1,432,000 for the nine months ended September 30, 2004 as a result of a 125 basis point decrease in the average cost of borrowings and a $10.3 million decrease in the average balance of borrowings.

PROVISION FOR LOAN LOSSES

There was a negative provision for loan losses of $109,000 for the nine months ended September 30, 2004, compared to a provision for loan losses of $867,000 for the nine months ended September 30, 2003, a change of $976,000. The change was primarily due to recoveries of prior charged-off loans of $410,000 during the first nine months of 2004 and the decrease in the size of the loan portfolio.

NONINTEREST INCOME

Total noninterest income decreased by $1,191,000 or 45.9%, from $2,596,000 for the nine months ended September 30, 2003 to $1,405,000 for the nine months ended September 30, 2004. The decrease was due primarily to a decrease in gains on loan sales of $996,000 and a decrease in the gains on sales of land in a real estate joint venture of $170,000, offset by increases in cash surrender value of life insurance of $82,000 and service charges on deposit accounts of $88,000. The net gains on loan sales decreased due to decreased loan sales resulting from the level interest rate environment during 2004. The increase in service charges was due to a $121,000 increase in overdraft fees on demand deposits.

NONINTEREST EXPENSE

Total noninterest expense decreased from $6,548,000 for the nine months ended September 30, 2003 to $6,377,000 for the nine months ended September 30, 2004, a decrease of $171,000 or 2.6%. Other noninterest expense decreased primarily because of a decrease of $353,000 in net loss on sale and write-down of foreclosed assets.

INCOME TAX EXPENSE

Total income tax expense was $1,193,000 for the nine months ended September 30, 2004, compared to $1,201,000 for the nine months ended September 30, 2003, a decrease of $8,000. The decrease was attributable to the decrease in non-taxable assets. The effective tax rates were 37.2% and 38.0% for the nine months ended September 30, 2004 and 2003, respectively.

COMPARISON OF OPERATING RESULTS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 and SEPTEMBER 30, 2003

GENERAL

Net income increased by $102,000 from $497,000 for the three months ended September 30, 2003 to $599,000 for the three months ended September 30, 2004. The increase was due primarily to the write-down of foreclosed assets that was recorded in 2003 and a decrease in the provision for loan losses, offset by decreases in net gains on loan sales, gain on sale of land in a real estate joint venture, and recovery of mortgage servicing rights.

INTEREST INCOME

Interest on loans decreased by $848,000 or 19.2%, from $4,428,000 for the three months ended September 30, 2003 to $3,580,000 for the three months ended September 30, 2004. Interest on loans decreased due to a decrease of 53 basis points in the average yield on loans outstanding of and a $31.3 million decrease in the average balance of outstanding loans.

Interest on investments, deposits with banks, federal funds sold and other increased from $454,000 for the three months ended September 30, 2003 to $577,000 for the three months ended September 30, 2004, an increase of $123,000 or 27.1%. The increase was primarily due to a $21.8 million increase in the average balance of investment securities, FHLB stock and interest-bearing deposits, offset by a 43 basis point decrease in the average yield of these assets in 2004.

INTEREST EXPENSE

Interest on deposits decreased by $215,000 or 15.7%, from $1,369,000 for the three months ended September 30, 2003 to $1,154,000 for the three months ended September 30, 2004. The decrease was primarily due to a 36 basis point decrease in the average cost of deposits, partially offset by a $3.2 million increase in the average balance of deposits.

The interest on borrowings decreased by $347,000 or 45.2%, from $768,000 for the three months ended September 30, 2003 to $421,000 for the three months ended September 30, 2004 as a result of a 160 basis point decrease in the average cost of borrowings and a $10.2 million decrease in the average balance of borrowings.

PROVISION FOR LOAN LOSSES

The provision for loan losses decreased to $141,000 for the three months ended September 30, 2004 from $476,000 for the three months ended September 30, 2003, a decrease of $335,000 or 70.4%. The decrease was attributable to additional loan loss reserves recorded in the third quarter of 2003.

NONINTEREST INCOME

Total noninterest income decreased by $584,000 or 57.7%, from $1,013,000 for the three months ended September 30, 2003 to $429,000 for the three months ended September 30, 2004. The decrease was due primarily to a decrease in gains on loan sales of $209,000, a recovery in 2003 for $123,000 of mortgage servicing rights and a gain on sale of land in a real estate joint venture of $206,000.

NONINTEREST EXPENSE

Total noninterest expense decreased from $2,502,000 for the three months ended September 30, 2003 to $1,916,000 for the three months ended September 30, 2004, a decrease of $586,000 or 23.4%. The decrease was primarily attributable to an $826,000 decrease in the net loss (gain) on sale or write-down of foreclosed assets and the recording in 2003 of $101,000 minority interest in a real estate joint venture, offset by a $318,000 increase in salaries and benefits expense attributable to a decreased amortization of deferred loan costs and an increase in the expense of certain employee benefits programs.

INCOME TAX EXPENSE

Total income tax expense was $355,000 for the three months ended September 30, 2004, compared to $283,000 for the three months ended September 30, 2003, an increase of $72,000 or 25.4%. The increase was primarily attributable to the increase in 2004 of taxable income. The effective tax rates were 37.2% and 36.3% for the three months ended September 30, 2004 and 2003, respectively.

SUBSEQUENT EVENTS

On November 7, 2004, the Company entered into an Agreement and Plan of Merger with Main Street Trust, Inc. (“Main Street”), an Illinois corporation. Main Street Trust, Inc. will acquire all of the Company’s issued and outstanding shares of common stock. Each of the Company’s shareholders will have the option of receiving either 1.1051 shares of Main Street’s stock for each share of the Company’s stock or $35.00 of cash for each share of the Company’s common stock or a combination of both. The transaction is subject to approval by state and federal regulators and by the Company’s shareholders and is expected to close in the second quarter of 2005.

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

Mortgage Servicing Rights

The Company recognizes the rights to service loans as a separate asset on its consolidated balance sheet. The total cost of loans when sold is allocated between loans and loan servicing rights based on the relative fair value of each. Mortgage servicing rights are subsequently carried at the lower of the initial carrying value, adjusted for amortization or fair value. Mortgage servicing rights are evaluated for impairment based on the fair value of those rights. Factors included in the calculation of fair value of the loan servicing rights include estimating the present value of future net cash flows, market loan prepayment speeds for similar loans, discount rates, servicing costs, and other economic factors. Servicing rights are amortized over the estimated period of net servicing revenue. It is likely that these economic factors will change over the life of the mortgage servicing rights, resulting in different valuations of the mortgage servicing rights. The differing valuations will affect the carrying value of the mortgage servicing rights on the consolidated balance sheet as well as the income recorded from mortgage servicing on the income statement. As of September 30, 2004 and December 31, 2003, mortgage servicing rights had carrying values of $385,000 and $469,000, respectively.

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

OFF BALANCE SHEET ARRANGEMENTS

The only material off balance sheet obligations incurred routinely by the Company are its commitments to extend credit and its standby letters of credit. At September 30, 2004, the Company had unused loan commitments of $21.9 million and financial standby letters of credit of $520,000.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s primary sources of funds are deposits, principal and interest payments on loans and securities, sales of loans and securities and FHLB advances. While maturing and scheduled amortization of loans are predictable sources of funds, deposit outflows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition. The Company’s liquidity requirement, which may be varied at the direction of the Company’s regulators depending on economic conditions and deposit flows, is based upon a percentage of the Company’s deposits and short-term borrowings.

At September 30, 2004, the Bank exceeded all of its regulatory capital requirements with Tier 1 capital of $31.3 million, or 9.6% of average total assets, which is above the required level of $13.1 million or 4.0%; and risk-based capital of $33.9 million or 16.1% of risk-weighted assets, which is above the required level of $16.8 million or 8.0%.

The Company’s most liquid assets are cash and interest-bearing demand accounts. The level of these accounts is dependent on the operating, financing, lending and investing activities during any given period. At September 30, 2004, cash and interest-bearing deposits totaled $32.5 million.

The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances, loan sales, brokered deposits and Fed funds. At September 30, 2004, the Company had outstanding advances with the FHLB of $56.8 million. The FHLB maintains two limitations on borrowing availability based on (1) FHLB stock ownership and (2) total assets. The Company currently meets the stock limitation; however, this limit may be raised by the purchase of additional FHLB stock. Based on the total assets limitations, the Company may increase its borrowings with the FHLB by approximately $56.2 million. The ability to borrow this amount would require meeting regulatory mandated loan and collateral limits. Depending upon market conditions and the pricing of deposit products and FHLB borrowings, the Bank may utilize FHLB advances to fund loan originations.

At September 30, 2004, the Company had commitments to originate loans and unused letters of credit totaling $22.4 million. Certificate accounts which are scheduled to mature in one year or less from September 30, 2004 totaled $81.7 million. The Company anticipates that it will have sufficient funds to meet its current commitments and maturing deposits.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sources of market risk include interest rate risk, foreign currency exchange rate risk, commodity price risk and equity price risk. The Company is only subject to interest rate risk. The Company purchased no financial instruments for trading purposes during the nine months ended September 30, 2004 and 2003.

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

ITEM 4. CONTROLS AND PROCEDURES

     (a) Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. C. William Landefeld, our President and Chief Executive Officer, and Dallas G. Smiley, our Executive Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Landefeld and Smiley concluded that, as of the date of their evaluation, our disclosure controls were effective.

     (b) Internal controls. There have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls during the quarter ended September 30, 2004.

PART II. — OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not involved in any legal proceedings of a material nature at this time other than those occurring in the ordinary course of business, which in the aggregate involve amounts which are believed by management to be immaterial to the financial condition of the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table information about purchases of the Company’s stock by the Company during the quarter ended September 30, 2004.

ISSUER PURCHASES OF EQUITY SECURITIES

			(c) Total
			Number of	(d) Maximum
			Shares	Number of shares
			Purchased as	that May
	(a) Total	(b)	Part of Publicly	Yet Be
	Number of	Average	Announced	Purchased
	Shares	Price Paid	Plans or	Under the Plans
Period	Purchased	Per Share	Programs	Or Programs
07/01/04 – 07/31/04	-0-	n/a	-0-	59,555
08/01/04 - 08/31/04	-0-	n/a	-0-	59,555
09/01/04 – 09/30/04	-0-	n/a	-0-	59,555
Total	-0-	n/a	-0-	59,555

(1) The Company adopted a repurchase plan on July 28, 2003 (the “2003 Program”) pursuant to which it authorized the repurchase of 76,189 shares of the Company’s common stock. Unless terminated earlier by resolution of the board of directors, the 2003 Program will expire when the Company has repurchased all of the shares authorized for repurchase under the 2003 Program.

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

Citizens First Financial Corp.

Date: November 15, 2004	/s/ C. William Landefeld

C. William Landefeld
President

Date: November 15, 2004	/s/ Dallas G. Smiley

Dallas G. Smiley
Chief Financial Officer

Exhibit Index

11.0	Statement re: Computation of Per Share Earnings	21

31.1	Certification of C. William Landefeld Required by Rule 13a-14(a)	22

31.2	Certification of Dallas G. Smiley Required by Rule 13a-14(a)	23

32.1	Certification of C. William Landefeld required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	24

32.2	Certification of Dallas G. Smiley required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350	25