Form 10-K
period 2004-12-31
CITIZENS FIRST FINANCIAL CORP
filed 2005-03-31
CIK 1006265

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

Annual Report Pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004
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
     Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
     Yes ☐ No ☑

     The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant is $30,009,294 and is based upon the last sales price of $22.97 as quoted on The Nasdaq National Market on June 30, 2004, the last business day of the registrant’s most recently completed second quarter.

     The Registrant had 1,611,450 shares of Common Stock outstanding as of March 23, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

 i

PART 1

Item 1 Business

General

     Citizens First Financial Corp. (the “Company”) was incorporated under Delaware law in January 1996. The Company completed an initial public offering of 2,817,500 shares of common stock on May 1, 1996 in connection with the conversion of Citizens Savings Bank, (the “Bank”) from the mutual to stock form of ownership (the “Conversion”). The Company is a savings and loan holding company and is subject to regulation by the Office of Thrift Supervision (“OTS”), and the Securities and Exchange Commission (“SEC”). Currently, the Company does not transact any material business other than through its subsidiary, the Bank. At December 31, 2004, the Company had total assets of $328.3 million, total deposits of $231.0 million and total stockholders’ equity of $36.0 million. The Company’s principal business is conducted primarily through its subsidiary, the Bank. Accordingly, the discussion in this Report addresses the Company’s operations as they are conducted through the Bank.

     The Bank was originally chartered in 1888 by the State of Illinois and in 1989 became a federally chartered savings bank. In April 1999, the Bank was converted from a federally chartered savings bank to an Illinois state savings bank. The Bank’s principal business consists of the acceptance of retail deposits from the general public in the area surrounding its branch offices and the investment of those deposits, together with funds generated from operations and borrowings, in commercial, agricultural, residential real estate mortgage, commercial real estate, consumer and other loans. The Bank originates loans for investment and for sale. Currently, the Bank’s policy is to sell, on a servicing retained basis, most longer-term fixed rate one-to-four family mortgage loans it originates as a method of controlling its growth, managing its interest rate risk and increasing its loan servicing fee income. The Bank’s revenues are derived principally from interest on its mortgage, consumer and commercial loans, loan servicing fees and, to a lesser extent, the interest on its securities. The Bank’s primary source of funds are deposits, principal and interest payments on loans and securities, borrowings from the Federal Home Loan Bank of Chicago and, to a lesser extent, proceeds from the sale of loans and securities. The Bank has a wholly-owned service corporation, CSL Service Corporation, an Illinois-chartered corporation that had been a participant in a real estate joint venture. The service corporation sold its interest in the real estate joint venture in May 2004.

     In November 2004, the Company entered into an Agreement and Plan of Merger with Main Street Trust, Inc. (“Main Street”), an Illinois corporation. Main Street Trust, Inc. will acquire all of the Company’s issued and outstanding shares of common stock. Each of the Company’s shareholders will have the option of receiving either 1.1051 shares of Main Street’s stock for each share of the Company’s stock or $35.00 of cash for each share of the Company’s common stock or a combination of both. The transaction has been approved by state and federal regulators and is expected to close in the second quarter of 2005. At a special meeting of shareholders on March 8, 2005 shareholders approved the merger agreement.

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

Investment Activities

     The investment policy of the Company, as approved by the Board of Directors, requires management to maintain adequate liquidity and generate a favorable return on investments without incurring undue interest rate and credit risk. The Company has invested primarily in U.S. government sponsored agency issued mortgage-backed securities, U.S. Agency securities, federal funds sold, a Federal Home Loan Bank demand investment account and eligible mutual funds. SFAS 115 requires the Company to designate its securities as held to maturity, available for sale or held for trading. The Company does not currently maintain a portfolio of securities categorized as held to maturity or held for trading. The Company’s investment securities generally consist of U.S. Agency obligations and mortgage-backed and mortgage-related securities. The Company’s mortgage-backed securities consist of pass through certificates representing interests in pools of fixed and adjustable rate mortgage loans issued or guaranteed by GNMA, FHLMC or FNMA. At December 31, 2004, the Company’s portfolio of investment and mortgage-backed securities totaled $26.1 million, all of which was categorized as available for sale.

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

     One-to-Four Family Mortgage Lending The Company currently offers both fixed-rate and adjustable-rate mortgage loans secured by one-to-four family residences located in the Company’s primary market area, with maturities of up to thirty years. While the Company has originated such loans secured by properties outside its market area, substantially all of such loans at December 31, 2004 were secured by property located in the Company’s primary market area. One-to-four family mortgage loan originations are generally obtained from the Company’s loan representatives operating in its branch offices and their contacts with the local real estate industry, existing or past customers, and members of the local communities.

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

Deposit Activities

     Deposits The Company offers a variety of deposit accounts with a range of interest rates and terms. The Company’s deposit accounts consist of savings, NOW accounts, checking accounts, money market accounts, certificate and brokered deposit accounts. The Company also offers certificate of deposit accounts with balances in excess of $100,000 at negotiated rates (jumbo certificates) and Individual Retirement Accounts (“IRAs”). For the year ended December 31, 2004 the balance of core deposits (savings, money market and demand deposit accounts) totaled $90.1 million, or 39.0% of total deposits. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company’s deposits are obtained predominantly from the areas in which its branch offices are located. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company’s ability to attract and retain deposits. The Company uses traditional means of advertising its deposit products, including radio and print media and generally does not solicit deposits from outside its market area. While certificate accounts in excess of $100,000 are accepted by the Company, the Company does not actively solicit such deposits. The Company has attempted to increase its deposit customer base and decrease its dependency on certificate accounts by offering interest free checking accounts without minimum balance requirements. The Company has $4.9 million of brokered deposits with maturities from 10 to 21 months at an average rate of 2.4%. Brokered deposits are an alternative source of liquidity that offers the Company the opportunity to obtain funds at a competitive interest rate.

Statistical Data

INVESTMENT SECURITIES

     The amortized cost, gross unrealized gains, gross unrealized losses and approximate market value of the investment securities at the dates indicated were:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available for sale at December 31, 2004
U.S. government agencies	$9,800	$14	$94	$9,720
Mortgage-backed securities	15,288	174	112	15,350
Other securities	1,000	—	15	985

Total available for sale	$26,088	$188	$221	$26,055

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Available for sale at December 31, 2003:
U.S. government agencies	$6,802	$—	$48	$6,754
Mortgage-backed securities	12,978	155	135	12,998
Other securities	1,003	—	9	994

Total available for sale	$20,783	$155	$192	$20,746

The balance of Federal Home Loan Bank of Chicago stock owned at December 31 is as follows:

Cost
(Dollars in thousands)
2004	2003
$16,153	$15,206

Federal Home Loan Bank stock is stated at cost and is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula. The Federal Home Loan Bank stock is recognized based on the price at which it may be resold to the Federal Home Loan Bank.

The yield on the stock is approximately 5.50% at December 31, 2004.

     The maturity distribution (dollars in thousands) and average yields for the securities available for sale portfolio at December 31, 2004 were:

	Within 1 Year		1 - 5 Years		5 - 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government agencies	$—	—%	$2,301	3.50%	$7,419	4.01%
Mortgage-backed securities	—	—%	94	6.00%	3,576	4.01%
Other securities	—	—%	—	—%	—	—%

Total	$—	—%	$2,395	3.60%	$4,048	4.01%

	Marketable Equity
	Due After 10 Years		Securities		Total
	Amount	Yield	Amount	Yield	Amount	Yield
U.S. government agencies	$—	—%	$—	—%	$9,720	3.89%
Mortgage-backed securities	11,680	4.89%	—	—%	15,350	4.69%
Other securities	—	—%	985	2.62%	985	2.62%

Total	$11,680	4.89%	$985	2.62%	$26,055	4.31%

     With the exception of securities of U.S. government agencies and corporations, the Company did not hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceeded 10% of stockholders’ equity at December 31, 2004.

LOAN PORTFOLIO

Types of Loans

(Dollars in thousands)	2004	2003	2002	2001	2000
Commercial & agricultural loans	$30,536	$38,047	$33,438	$27,667	$20,622
Real estate loans:
Construction	27,626	36,577	37,545	36,908	40,141
Commercial	71,633	86,368	82,008	79,667	71,566
Residential	107,300	120,936	128,692	138,439	150,914
Consumer and other loans	7,501	9,866	9,754	10,783	13,246

Total	244,596	291,794	291,437	293,464	296,489

Less:
Undisbursed portion of loans (1)	7,353	9,317	8,846	4,200	11,174
Allowance for loan losses	2,736	3,072	3,753	2,421	1,826

Loans, net	$234,507	$279,405	$278,838	$286,843	$283,489

(1) The undisbursed portion of loans represents amounts included in gross loans above that have been approved, but not disbursed to the borrower.

     Loans held for sale at December 31, 2004, 2003, 2002, 2001, and 2000 were $587,202, $376,088, $6,098,342, $6,910,101 and $1,494,359, respectively, and were not included in the above totals.

Maturities and Sensitivities of Loans to Changes in Interest Rates

     Presented in the table below are the maturities of loans (excluding commercial real estate, residential real estate, consumer and other loans) outstanding as of December 31, 2004. Also presented are the amounts due after one year, classified according to the sensitivity to changes in interest rates.

	Maturing
	Within	1-5	Over 5
(Dollars in thousands)	1 Year	Years	Years	Total
Commercial & agricultural loans	$21,041	$8,626	$869	$30,536
Real estate loans- Construction	27,626	—	—	27,626

Total	$48,667	$8,626	$869	$58,162

	Maturing
	1 – 5	Over
(Dollars in thousands)	Years	5 Years
Loans maturing after one year with:
Fixed rates	$8,626	$869
Variable rate	—	—

Total	$8,626	$869

Risk Elements

	December
(Dollars in thousands)	2004	2003	2002	2001	2000
Nonaccruing loans	$725	$2,452	$4,410	$3,177	$1,493

Loans contractually past due 90 days or more other than nonaccruing	—	7	1,753	2,613	3,767

Restructured loans	—	—	—	3,334	301

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

     Interest income of $55,000 for the year ended December 31, 2004, was recognized on the nonaccruing loans listed in the table above, whereas interest income of $67,000 would have been recognized under their original loan terms.

     The Company accounts for impaired loans in accordance with SFAS No. 114 and No. 118, ”Accounting by Creditors for an Impairment of a Loan” and “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures”. These Statements require that impaired loans within the scope of these Statements be measured at the present value of expected future cash flows discounted at the loan’s effective interest rate, or as a practical expedient, at the loan’s observable market price or fair value of the collateral, if the loan is collateral dependent. A loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due, both principal and interest, according to the contractual terms of the note.

Balance at
Impaired Loans:	December 31,2004
(Dollars in thousands)
Impaired loans with an allowance	$5,255
Impaired loans for which the discounted cash flows or collateral value exceeds the carrying value of the loan	8,426

Total impaired loans	$13,681

Year Ended
Impaired Loans:	December 31, 2004
(Dollars in thousands)
Average balance of impaired loans	$22,976
Interest income recognized on impaired loans	$1,372
Cash-basis interest included above	$1,369

Allowance for Loan Losses and Impaired Loans

     The Company maintains an allowance for loan losses to absorb losses inherent in the loan portfolio. The allowance for losses decreased from $3,072,000 at December 31, 2003 to $2,736,000 at December 31, 2004, a decrease of $336,000 or 10.9%. The decrease was primarily due to recoveries in 2004 of charge-off loans in prior years of $410,000, a reduction in the overall loan portfolio, and the Company’s continued emphasis to improve asset quality. (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.) The allowance is based on ongoing assessments of the estimated probable losses inherent in the loan portfolio. The methodology for assessing the appropriateness of the allowance consists of several key elements, which include a formula allowance, and a specific allowance for identified problem loans.

     The formula allowance is calculated by applying loss factors to outstanding loans based on the internal risk grade of such loans. Changes in risk grades of both performing and non-performing loans affect the amount of the formula allowance. Loss factors are based on historical loss experience and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. Loss factors are based on (1) historical loss experience over a three-year period, which management believes approximates a business cycle; (2) individual evaluations of residential, commercial real estate, construction, agricultural, commercial and consumer loans; (3) expected charge-offs by loan classification for one-year; (4) general economic and business conditions affecting the Company’s lending areas; (5) collateral values; (6) loan volumes and concentrations; (7) seasoning of the loan portfolio; (8) specific industry conditions and (9) recent loss experience in particular segments of the portfolio.

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

Summary of Loan Loss Experience

(Dollars in thousands)	2004	2003	2002	2001	2000
Balance at January 1	$3,072	$3,753	$2,421	$1,826	$1,679

Loans charged off:
Commercial loans	(58)	(834)	(100)	—	—
Real estate loans:
Construction and land	—	(1,834)	(100)	(130)	(2,800)
Commercial	—	(110)	(53)	—	—
Residential	(160)	(394)	(123)	—	(103)
Consumer and other loans	(56)	(16)	(95)	(50)	—

Total charge-offs	(274)	(3,188)	(471)	(350)	(2,903)

Loan recoveries:
Commercial loans	12	25	—	—	—
Real estate loans:
Construction and land	389	—	—	—	—
Residential	—	18	—	—	—
Consumer and other loans	10	2	—	—	—

Total recoveries	411	45	—	—	—

Total net recoveries (charge-offs)	137	(3,143)	(471)	(350)	(2,903)

Provision (credit) for loan losses	(473)	2,462	1,803	945	3,050

Balance at December 31	$2,736	$3,072	$3,753	$2,421	$1,826

Ratio of net recoveries (charge-offs) during the period to average loans outstanding during the period	0.05%	(1.14)%	(0.16)%	(0.12)%	(1.03)%

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

Allocation of the Allowance for Loan Losses

     Presented below is an analysis of the composition of the allowance for loan losses (in thousands of dollars) and percent of loans in each category to total loans:

	2004		2003		2002

	% of loans		% of loans		% of loans
	in each		in each		in each
	category		category		category
	to total		to total		to total
	Amount	loans	Amount	loans	Amount	loans

Commercial loans	$867	12.48%	$980	13.04%	$969	11.47%
Real estate loans:
Construction and land	927	11.29%	1,089	12.54%	1,917	12.88%
Commercial	280	29.29%	217	29.60%	270	28.14%
Residential	581	43.87%	664	41.45%	367	44.16%
Consumer and other loans	81	3.07%	122	3.37%	230	3.35%

Total	$2,736	100.0%	$3,072	100.0%	$3,753	100.0%

	2001		2000

	% of loans		% of loans
	in each		in each
	category		category
	to total		to total
	Amount	loans	Amount	loans

Commercial loans	$302	9.43%	$440	6.96%
Real estate loans Construction and land	1,077	12.58%	325	13.54%
Commercial	580	27.15%	400	24.14%
Residential	375	47.17%	495	50.90%
Consumer and other loans	87	3.67%	136	4.46%

Total	$2,421	100.0%	$1,826	100.0%

     The allowance for loan losses in each category of loans have changed for the years 2000 through 2004 reflecting the changes in the types of loans that the Company was originating, the degree of risk associated with these loans and the performance of specific loans.

DEPOSITS AND BORROWINGS

Deposits

     The following table shows the average amount of deposits and average rate of interest paid thereon for the years indicated.

	2004	2004	2003	2003	2002	2002
	Weighted		Weighted		Weighted
	Average		Average		Average
(Dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Balance at December 31:
Noninterest-bearing deposits	$23,550	—	$23,195	—	$20,911	—
Money market deposit accounts	24,046	1.38%	26,057	1.57%	24,260	2.49%
Savings deposits	18,372	0.66%	18,392	0.82%	17,201	1.38%
NOW accounts	24,325	0.48%	22,565	0.73%	21,332	1.14%
Certificate of deposit and other time deposits	140,922	3.02%	153,868	3.28%	159,362	4.17%

Total deposits	$231,215	2.09%	$244,077	2.36%	$243,066	3.18%

     As of December 31, 2004, certificates of deposit and other time deposits (including brokered deposits) of $100,000 or more mature as follows:

	Maturing
	(Dollars in thousands)
	3 Months	3-6	6-12	Over 12
	or less	Months	Months	Months	Total
Certificates of deposit and other time deposits	$12,777	$2,191	$6,487	$14,161	$35,616

Per cent	35.87%	6.15%	18.22%	39.76%	100.00%

RETURN ON EQUITY AND ASSETS

	2004	2003	2002
Return on assets (net income divided by average total assets)	0.88%	0.47%	0.55%
Return on equity (net income divided by average equity)	8.77%	5.00%	6.11%
Dividend payout ratio (dividends per share divided by net income per share)	20.20%	36.90%	24.06%
Equity to assets ratio (average equity divided by average total assets)	10.08%	9.29%	8.99%

Subsidiary Activities

     At December 31, 2004, the Bank had a wholly-owned service corporation, CSL Service Corporation (“CSL”), an Illinois chartered company. During 2004 CSL sold its interest in a joint venture real estate development (Williamsburg Place LLC). At December 31, 2004 CSL was inactive.

Personnel

     As of December 31, 2004, the Company had 74 authorized full-time employee positions and 22 authorized part-time employee positions. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

REGULATION AND SUPERVISION

General

     The Company, as a savings and loan holding company, is required to file certain reports with, and otherwise comply with the rules and regulations of the OTS under the Home Owners’ Loan Act, as amended (the “HOLA”).

     The Bank is an Illinois state chartered savings bank and its deposit accounts are insured up to applicable limits by the FDIC under the Savings Association Insurance Fund (the “SAIF”). The Bank is subject to extensive regulation by the Illinois Department of Financial and Professional Regulation (the “IDFPR”), as its chartering authority, and by the FDIC, as deposit insurer. The Bank must file reports with the IDFPR and the FDIC concerning its activities and financial condition, in addition to obtaining regulatory approval prior to entering into certain transactions such as establishing branches and mergers with, or acquisitions of, other depository institutions. There are periodic examinations by the IDFPR and the FDIC to assess the Bank’s compliance with various regulatory requirements and its financial condition. This regulation and supervision establishes a framework of activities in which a savings bank can engage and is intended primarily for the protection of the insurance fund and depositors. The regulatory structure also gives the regulatory authorities discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the IDFPR, the FDIC or through legislation, could have a material adverse impact on the Company and the Bank and their operations and stockholders. The Holding Company will also be required to file certain reports with and otherwise comply with the rules and regulations, of the OTS, the IDFPR and the Securities and Exchange Commission (the “SEC”) under the federal securities laws. Certain of the regulatory requirements applicable to the Bank and to the Holding Company are referred to below or elsewhere herein. However, the description of such requirements is not exhaustive and it does not purport to be a complete description of the applicable laws and regulations.

     The IDFPR has established a schedule for the assessment of “supervisory fees” upon all Illinois savings banks to fund the operations of the IDFPR. These supervisory fees are computed on the basis of each savings bank’s total assets (including consolidated subsidiaries) and are payable at the end of each calendar quarter. A schedule of fees has also been established for certain filings made by Illinois savings banks with the IDFPR. The IDFPR also assesses fees for examinations conducted by the IDFPR’s staff, based upon the number of hours spent by the IDFPR’s staff performing the examination. During the year ended December 31, 2004, the Bank paid approximately $72,000 in supervisory fees and expenses.

Bank Regulations

     Capital Requirements. Under the Illinois Savings Bank Act (the “ISBA”) and the regulations of the IDFPR, an Illinois savings bank must maintain a minimum capital at a level not less than that required to maintain insurance of deposits by the FDIC. The IDFPR has the authority to require an Illinois savings bank to maintain a higher level of capital if deemed necessary based on the savings bank’s financial condition, history, management or earnings prospects.

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

     The following is a summary of the Bank’s regulatory capital at December 31, 2004:

Total Capital to Risk-Weighted Assets	16.7%
Tier I Leverage Ratio	9.9%
Tier I to Risk-Weighted Assets	15.4%

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

     Dividend Limitations. Under the ISBA, dividends may only be declared when the total capital of the Bank is greater than that required by the ISBA. Dividends may be paid by the Bank out of its net profits. The written approval of the IDFPR must be obtained, however, before a savings bank having total capital of less than 6% of total assets may declare dividends in any year in an amount in excess of 50% of its net profits for that year. A savings bank may not declare dividends in excess of its net profits in any year without the approval of the IDFPR. Finally, the Bank will be unable to pay dividends in an amount which would reduce its capital below the greater of (i) the amount required by the FDIC capital regulations or otherwise specified by the FDIC, (ii) the amount required by the IDFPR or (iii) the amount required for the liquidation account established by the Bank in connection with the Bank’s conversion to stock form. The IDFPR and the FDIC also have the authority to prohibit the payment of any dividends by the Bank if the IDFPR or the FDIC determines that the distribution would constitute an unsafe or unsound practice.

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

     Enforcement. The IDFPR and the FDIC have extensive enforcement authority over Illinois-chartered savings banks, including the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist orders and to remove directors and officers. In general, these enforcement actions may be initiated in response to violations of laws and regulations and to unsafe or unsound practices.

     The IDFPR is given authority by the ISBA to appoint a conservator or receiver for an Illinois savings bank under certain circumstances including, but not limited to, insolvency, a substantial dissipation of assets due to violation of law, regulation or order of the IDFPR or an unsafe or unsound practice or the likelihood that the savings bank will be unable to meet the demands of depositors or pay its obligations in the normal course of business. The FDIC also has authority under federal law to appoint a conservator or receiver for an insured savings bank under certain circumstances.

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

     In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation (“FICO”) to recapitalize the predecessor to the SAIF. Payments toward the FICO bonds amounted to $36,000 in 2004.

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

     Federal Reserve System. The Federal Reserve Board regulations require depository institutions to maintain non-interest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). The Federal Reserve Board regulations generally require that reserves be maintained against aggregate transaction accounts as follows: for the first $7.0 million of net transaction accounts there is no reserve; for net transaction accounts totaling over $7.0 million and up to $47.6 million the reserve requirement is 3%; and for net transaction accounts greater than $47.6 million, the reserve requirement is $1.218 million plus 10% against that portion of total transaction accounts in excess of $47.6 million. The above dollar amounts and percentages are subject to periodic adjustment by the Federal Reserve Board. The Bank is in compliance with the foregoing requirement.

     Federal Home Loan Bank System. The Bank is a member of the Federal Home Loan Bank (the “FHLB”) system, which consists of 12 regional FHLBs. The FHLBs provides a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Chicago, is required to acquire and hold shares of capital stock in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of its advances (borrowings) from the FHLB, whichever is greater. The Bank is in compliance with this requirement with an investment in FHLB stock at December 31, 2004 of $16,152,500.

     The FHLBs are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the FHLBs pay to their members and could result in the FHLBs imposing a higher rate of interest on advances to their members. For the years ended December 31, 2004, 2003 and 2002, dividends from the FHLB to the Bank amounted to approximately $921,000, $686,000, and $242,000, respectively.

     Holding Company Regulation . Federal law allows a state savings bank that qualifies as a “qualified thrift lender” to elect to be treated as a savings association for purposes of the savings and loan holding company provisions of federal law. Such election results in its holding company being regulated as a savings and loan holding company by the OTS rather than as a bank holding company by the Federal Reserve Board. The Bank has made such election and has received approval from the OTS for the Company to become a savings and loan holding company. The Company has registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. In addition, the OTS has enforcement authority over the Company and its non-savings institution subsidiaries. Among other things, this authority permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. Additionally, the Bank is required to notify the OTS at least 30 days before declaring any dividend to the Company. Because the Bank is chartered under Illinois law, the Company is also subject to registration with and regulation by the IDFPR.

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

     The 1996 Act. Under the 1996 Act, for its current and future taxable years as a “Small Bank”, the Bank is permitted to make additions to its bad debt reserves for Federal income tax purposes under the Experience Method based on total loans. However, the Bank is required to recapture (i.e. include in income) over a six-year period the excess of the balance of its bad debt reserves as of December 31, 1995 over the balance of such reserves as of December 31, 1987. As of December 31, 1995, the Bank’s bad debt reserve exceeded the balance of such reserve as of December 31, 1987 by $326,713. This excess has been fully recaptured into taxable income as of December 31, 2004.

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

Critical Accounting Policies

     The accounting and reporting policies of the Company are in accordance with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The Company’s significant accounting policies are described in detail in the notes to the Company’s consolidated financial statements for the year ended December 31, 2004. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions and are integral to the understanding of reported results. Critical accounting policies are those policies that management believes are the most important to the portrayal of the Company’s financial condition and results, and they require management to make estimates that are difficult, subjective, or complex.

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

		Original Year	Net Book Value at
Location	Leased or Owned	Leased or Acquired	December 31, 2004	Deposits per Office
(Dollars in thousands)
Executive Branch Office:
2101 North Veterans Parkway*
Bloomington, Illinois 61704	Owned	1997	$3,007	$60,713

Branch Offices:
301 Broadway*
Normal, Illinois 61761	Leased	1963	-0-	46,108

2402 E. Washington*	Owned	1980	674	38,073
Bloomington, Illinois 61704

1722 Hamilton Road*	Owned	1995	1,165	22,689
Bloomington, Illinois 61704

115 N. Third Street*	Owned	1981	562	58,516
Fairbury, Illinois 61739

Total			$5,408	$226,099

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

Item 4 Submission of Matters to a Vote of Security Holders

     No matters were submitted during the fourth quarter of 2004 to a vote of security holders, through the solicitation of proxies or otherwise.

     SUPPLEMENTAL INFORMATION - EXECUTIVE OFFICERS OF THE REGISTRANT
The names, ages and positions with the Company and subsidiary bank of all executive officers of the Company are listed below:

	Officers with the Company	Principal Occupation
Name and Age	And Subsidiary Bank	During Past Five Years
C. William Landefeld, 65	President and Chief Executive Officer, Citizens First Financial Corp.; President and Chief Executive Officer, Citizens Savings Bank.	President and Chief Executive Officer, Citizens First Financial Corp. since 1996; President and Chief Executive Officer, Citizens Savings Bank since 1987.

Dallas G. Smiley, 58	Executive Vice President, Secretary, Treasurer and Chief Financial Officer, Citizens First Financial Corp.; Executive Vice President, Secretary, Treasurer and Chief Financial Officer, Citizens Savings Bank.	Executive Vice President, Secretary, Treasurer and Chief Financial Officer, Citizens First Financial Corp. since 2004, Executive Vice President, Secretary, Treasurer and Chief Financial Officer, Citizens Savings Bank since 2004, Senior Vice President, Secretary, Treasurer and Chief Financial Officer, Citizens First Financial Corp. since 2003, Senior Vice President, Secretary, Treasurer and Chief Financial Officer, Citizens Savings Bank since 2003, Senior Vice President, Treasurer and Chief Financial Officer, Citizens First Financial Corp. since 1996, Senior Vice President, Treasurer and Chief Financial Officer, Citizens Savings Bank since 1995, Vice President, Treasurer and Chief Financial Officer, Citizens Savings Bank 1987-1995.

PART II

Item 5 Market for the Registrant’s Common Equity and Related Stockholder Matters

     Citizens First Financial Corp.’s common stock trades on NASDAQ under the symbol “CFSB”. At December 31, 2004, 1,550,473 shares of the Company’s common stock were held of record by 351 persons or entities, not including the number of persons or entities holding stock in nominee or street name through various brokers or banks.

Per Share

		2004
	High	Low	Dividends Declared
First Quarter	$26.75	$20.00	$0.10
Second Quarter	$25.50	$22.55	$0.10
Third Quarter	$24.50	$22.04	$0.10
Fourth Quarter	$33.49	$23.50	$0.10

		2003
	High	Low	Dividends Declared
First Quarter	$25.59	$21.80	$0.10
Second Quarter	$25.00	$22.15	$0.10
Third Quarter	$25.00	$22.25	$0.10
Fourth Quarter	$28.50	$24.50	$0.10

Citizens First Financial Corp. did not repurchase any shares of its common stock during the quarter ended December 31, 2004.

Item 6 Selected Financial Data

Selected Financial Data (in thousands, except share data)

	2004	2003	2002	2001	2000

Summary of Operations
Interest income	$17,373	$19,533	$22,257	$24,641	$25,049
Interest expense	6,676	8,861	11,316	14,713	14,348

Net interest income	10,697	10,672	10,941	9,928	10,701

Provision (credit) for loan losses	(473)	2,462	1,803	945	3,050
Noninterest income	2,607	3,259	2,430	2,309	3,857
Noninterest expense	9,063	8,890	8,298	7,835	8,399

Income before income tax	4,714	2,579	3,270	3,457	3,109
Income tax expense	1,727	943	1,340	1,375	1,279

Net income	$2,987	$1,636	$1,930	$2,082	$1,830

Per Share
Basic earnings per share	$1.98	$1.11	$1.31	$1.39	$1.00
Diluted earnings per share	$1.87	$1.01	$1.21	$1.32	$0.97
Cash dividends paid	$0.40	$0.40	$0.31	$0.23	$0.20
Book value at December 31	$23.25	$22.00	$21.92	$20.41	$18.69
Market value at December 31	$32.49	$25.50	$25.30	$17.70	$11.88

Ratios Based on Net Income
Return on average stockholder’s equity	8.77%	5.00%	6.11%	6.84%	5.24%
Return on average assets	0.88%	0.47%	0.55%	0.63%	0.56%
Net interest margin on average
earnings assets	3.35%	3.26%	3.27%	3.16%	3.52%
Dividend payout ratio	20.20%	36.90%	24.06%	16.53%	20.52%

Year-End Balance Sheet Data
Total assets	$328,266	$349,515	$357,056	$339,934	$329,890
Net loans (1)	235,094	279,781	284,937	293,753	284,983
Securities	26,055	20,746	20,712	15,686	15,054
Deposits	231,009	250,013	249,163	236,643	228,115
Other borrowings	58,675	63,975	72,825	69,643	67,985
Total stockholders’ equity	36,047	32,992	31,894	30,912	29,307
Average equity to average assets	10.08%	9.29%	8.99%	9.16%	10.76%

(1) Includes loans held for sale

Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of our financial condition at December 31, 2004 and December 31, 2003 and our results of operations for the years ended December 31, 2004, 2003 and 2002. The purpose of this discussion is to focus on information about our financial condition and results of operations, which is not otherwise apparent from the consolidated financial statements. The following discussion should be read along with the consolidated financial statements and the related notes included herein.

OVERVIEW

General

Citizens First Financial Corp. (the “Company”) is the thrift holding company for Citizens Savings Bank (the “Bank”). The Bank was originally chartered in 1888 by the State of Illinois and in 1989 became a federally chartered savings bank. In April 1999, the Bank was converted from a federally chartered savings bank to an Illinois state savings bank. The Bank’s principal business consists of the acceptance of retail deposits from the general public in the area surrounding its main and branch offices and the investment of these deposits, together with funds generated from operations and borrowings into loans and investment securities. The Bank originates one-to-four family residential mortgages, commercial, multi-family, construction and land, commercial real estate, agricultural, consumer and other loans. The Bank has a wholly-owned service corporation, CSL Service Corporation (“CSL”), which is an Illinois-chartered corporation that had invested in Williamsburg LLC (“Williamsburg”), a real estate development joint venture. CSL, who was a 50% owner of Williamsburg, sold its interest in May 2004. The accounts of Williamsburg are consolidated into the Company’s financial statements.

In November 2004, the Company entered into an Agreement and Plan of Merger with Main Street Trust, Inc. (“Main Street”), an Illinois corporation. Main Street Trust, Inc. will acquire all of the Company’s issued and outstanding shares of common stock. Each of the Company’s shareholders will have the option of receiving either 1.1051 shares of Main Street’s stock for each share of the Company’s stock or $35.00 of cash for each share of the Company’s common stock or a combination of both. The transaction has been approved by state and federal regulators and is expected to close in the second quarter of 2005. At a special meeting of shareholders on March 8, 2005 shareholders approved the merger agreement

Diluted earnings per share increased from $1.01 for the year ended December 31, 2003 to $1.87 for the year ended December 31, 2004, primarily because of decreased losses on foreclosed assets and provision for loan losses and increased net gain from sale of premises and equipment, offset by decreased net gains on loan sales.

Financial Condition

The $44.7 million decrease in loans, net of allowance for loan losses and loans held for sale were used primarily to reduce deposits by $19.0 million and long-term debt by $5.3 million, and increase available-for-sale securities by $5.3 million and cash and cash equivalents by $21.3 million.

The decrease in loans, net of allowances for loan losses and loans held for sale was primarily due to a $14.7 million decrease in commercial real estate loans, $ 13.6 million decrease in residential real estate portfolio loans, $9.0 million decrease in real estate construction loans and a $7.5 million decrease in commercial and agricultural loans. The decreases were primarily due to a decrease in loan originations resulting from increased local competition and emphasis by the Company in 2004 to correct deficiencies noted by the Company’s regulators.

During January 2004, the Bank’s Board of Directors entered into a Memorandum of Understanding (“MOU”) with the Illinois Office of Banks and Real Estate and the Federal Deposit Insurance Corporation (“Regulators”). After meeting the terms of the MOU, in December 2004, the Regulators terminated the MOU.

Results of Operations

Net income increased from $1.6 million in 2003 to $3.0 million in 2004 primarily because of a $2.9 million reduction in the provision (credit) for loan losses, a $659,000 increase in net gain on sale of premises and equipment, a $618,000 decrease in net loss on foreclosed assets, offset by a $1.2 million decrease in net gains on loan sales, a $563,000 increase in salaries and employee benefits expense and a $541,000 increase in professional fees and other expenses.

The decrease in net gains on loan sales was the result of decreased loan sales in 2004 reflecting the increasing interest rate environment that existed through most of 2004. These higher interest rates significantly decreased the amount of residential loan refinancing in 2004.

COMPARISON OF FINANCIAL CONDITION AT DECEMBER 31, 2004 and DECEMBER 31, 2003

Total assets decreased from $349.5 million at December 31, 2003 to $328.3 million at December 31, 2004. The $21.2 million or 6.1% decrease was primarily due to the decrease in loans, offset by an increase in interest-bearing deposits and federal funds sold and available for sale securities.

Cash and cash equivalents increased from $16.8 million at December 31, 2003 to $38.1 million at December 31, 2004, an increase of $21.7 million or 126.8%. The increase occurred primarily because of the decrease of gross loans of $45.2 million, offset by the decreases of $19.0 million in deposits and $5.3 million in long-term debt.

Available for sale securities increased from $20.7 million at December 31, 2003 to $26.1 million at December 31, 2004, an increase of $5.4 million or 26.1%. The increase was primarily due to the purchase of $11.3 million of investment securities which was offset by $5.9 million in maturities and principal paydowns.

Loans, net of allowance for loan losses and including mortgage loans held for sale, decreased from $279.8 million at December 31, 2003 to $235.1 million at December 31, 2004, a decrease of $44.7 million or 16.0%. The decrease was primarily due to decreases of $14.7 million in commercial real estate loans, $13.6 million in residential real estate loans, $9.0 million in real estate construction loans and $7.5 million in commercial and agricultural loans. The decreases were due to loan repayments. The Company sells primarily fixed rate residential loans in the secondary market (primarily to the Federal Home Loan Mortgage Corporation) as a source of income from gains on sale and servicing fees and as a means of controlling interest rate risk. The Company sold $6.9 million in loans during 2004. The Company serviced $83.5 million and $96.1 million at December 31, 2004 and December 31, 2003, respectively.

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

The Company’s policy is to charge off loans when it is determined that they are no longer collectible. The policy for loans secured by real estate, which comprise the majority of the loan portfolio, is to establish loss reserves in accordance with the loan classification process, based on accounting principles generally accepted in the United States of America. The Company’s policy is to obtain an appraisal or evaluation on all real estate acquired through foreclosure at the time of foreclosure.

The allowance for loan losses decreased from $3,072,000 at December 31, 2003 to $2,736,000 at December 31, 2004, a decrease of $336,000 or 10.9%. The decrease was primarily due to recoveries in 2004 of charged-off loans in prior years of $410,000, a reduction in the overall loan portfolio and the Company’s continued emphasis to improve asset quality. Included in those recoveries was a $389,000 payment from the bankruptcy trustee for a commercial developer. Due to the large amount of recoveries, a reduction in the overall loan portfolio and the Company’s continued emphasis to improve asset quality, the Company recorded a credit to the provision for loan losses of $473,000 during 2004. During 2004, $274,000 of loans were charged-off to the allowance for loan losses.

The Company’s non-performing and potential problem loans increased from $8,428,000 at December 31, 2003 to $10,218,000 at December 31, 2004, an increase of $1,790,000. The non-performing and potential problem loans were considered impaired as of December 31, 2004 and December 31, 2003. The Company has established a loss reserve of $1,513,000 for non-performing and potential problem loans and believes that it has adequately reserved for any potential loss.

Non-performing loans, which are loans past due 90 days or more and non-accruing loans, decreased from $2,459,000 at December 31, 2003 to $724,000 at December 31, 2004. The ratio of the Company’s allowance for loan losses to total non-performing loans was 377.6% and 124.9% at December 31, 2004 and December 31, 2003, respectively. Management believes that the problems with these borrowers are identified and not indicative of the loan portfolio in total.

Non-accruing loans decreased from $2,452,000 at December 31, 2003 to $724,000 at December 31, 2004, a decrease of $1,728,000 or 70.4%. At December 31, 2004, non-accrual loans consist of four 1-4 family residential loans with a balance of $408,000, one real estate non-farm/non-residential loan with a balance of $16,000, one commercial and industrial loan with a balance of $298,000 and one consumer loan with a balance of $2,000. The Company has established a loss reserve of $298,000 for non-accrual loans.

Accruing loans delinquent greater than 90 days decreased from $7,000 at December 31, 2003 to $-0- at December 31, 2004.

Potential problem loans are loans that are not classified as non-accrual or 90 days or more delinquent, but due to factors regarding the borrower, the loan or the economy may represent a possible loss to the Company. Potential problem loans increased from $5,969,000 at December 31, 2003 to $9,494,000 at December 31, 2004, an increase of $3,525,000. The Company has established loan loss reserves of $1,215,000 at December 31, 2004 for all potential problem loans. As of December 31, 2004, $6,220,000 of the potential problem loans relates to five borrowers. The first borrower with potential problem loans of $1,568,000 is a developer which is a concern to the company because of the concentration of unsecured loans. The second borrower with a potential problem loan of $1,286,000, is an owner of a commercial facility in Florida that had experienced damage in the 2004 hurricanes. The third borrower with potential problem loans of $1,609,000 is a manufacturing and sales company, which has experienced recent losses. The fourth borrower with potential problem loans of $821,000 is a land development venture, which is a concern to the Company because of delays in the sale of properties. The fifth borrower with potential problem loans of $935,000 is a developer with recent financial difficulties. The remaining potential problem loans have a balance of $3,274,000 and consist of thirty-two residential loans with a balance of $2,207,000, six commercial and industrial loans with a balance of $344,000, three non-farm/non-residential loan with a balance of $557,000, three construction and land development loans with a balance of $113,000 and nine consumer loans with a balance of $53,000. For all of the potential problem loans, the Company believes that it has adequately reserved for any potential loss.

Other assets especially mentioned (“OAEM”) loans decreased from $15,638,000 at December 31, 2003 to $3,463,000 at December 31, 2004, a decrease of $12,175,000. The primary reason for the decrease was a commercial development loan which had been classified as an OAEM asset at December 31, 2003. This loan had a balance of $11,437,000 at December 31, 2003. During 2004 the loan was re-written with terms that improved the Bank’s collateral and repayment position. OAEM loans are loans that are not classified as non-accrual, delinquent or potential problem, but still require monitoring by the Company due to factors regarding the borrower, the loan or the economy. At December 31, 2004, OAEM loans consists of twenty-three residential loans with a balance of $1,990,000, two non-farm/non-residential loans with a balance of $1,399,000, one commercial and industrial loan with a balance of $43,000 and six consumer loans with a balance of $31,000.

Premises and equipment decreased from $6,183,000 at December 31, 2003 to $5,515,000 at December 31, 2004, a decrease of $668,000. The decrease was primarily due to depreciation expense of $634,000 during 2004 and the sale of the Company’s Normal branch facility in December 2004 which had a book value of $326,000. The Company recognized a gain of approximately $680,000 from the sale and is currently leasing the facility until a new building is constructed.

Federal Home Loan Bank stock increased from $15,206,000 at December 31, 2003 to $16,153,000 at December 31, 2004, an increase of $947,000 due primarily to the receipt of $921,000 in FHLB stock dividends.

Foreclosed assets decreased from $2,135,000 at December 31, 2003 to $92,000 at December 31, 2004, a decrease of $2,043,000 or 96.0%. The decrease was primarily due to the sale of foreclosed assets. During 2004, $631,000 in loans were transferred to foreclosed assets and $2,052,000 of foreclosed assets were sold with a net loss of $121,000. In addition, $148,000 was depreciated for certain foreclosed assets held greater than one year. Foreclosed assets at December 31, 2004 consist entirely of residential properties. Properties transferred to foreclosed assets are appraised or evaluated and, if required, loss reserves are established by management.

Mortgage servicing rights decreased from $469,000 at December 31, 2003 to $356,000 at December 31, 2004, a decrease of $113,000. The decrease was primarily due to the amortization of $154,000 of servicing rights in 2004 offset by $41,000 of new capitalized servicing rights.

Other assets increased from $413,000 at December 31, 2003 to $938,000 at December 31, 2004, an increase of $525,000. The increase was primarily due to a $692,000 decrease in accrued income tax receivable.

Deposits decreased from $250.0 million at December 31, 2003 to $231.0 million at December 31, 2004, a decrease of $19.0 million or 7.6%. The decrease was primarily due to a decrease of $13.4 million in time deposits and $5.1 million in brokered time deposits. With the increased balances of cash and cash equivalents, the Company did not aggressively compete for certificate of deposit accounts during 2004.

Long-term debt decreased from $64.0 million at December 31, 2003 to $58.7 million at December 31, 2004, a decrease of $5.3 million or 8.1%, due to repayments during 2004. During 2004, the Bank repaid $30.3 million of maturing Federal Home Loan Bank (“FHLB”) advances with an average interest rate of 4.9% and obtained $25.0 million of new FHLB advances at an average rate of 1.6%.

Minority interest in real estate joint venture decreased from $383,000 at December 31, 2003 to $-0- at December 31, 2004 due to the sale in May 2004 of the Company’s interest in the real estate joint venture.

Other liabilities increased from $1.3 million at December 31, 2003 to $1.7 million at December 31, 2004, an increase of $400,000. The primary reason for the increase was a $342,000 increase in accruals for employee and director benefit programs. The employee benefit accruals increased due to no bonuses being paid for 2003. During 2004 the Company achieved its bonus targets and accrued $185,000. The accruals for director benefits increased because of an increase in the anticipated expense of the director retirement benefit.

Total stockholders’ equity increased by $3,055,000, from $32,992,000 at December 31, 2003 to $36,047,000 at December 31, 2004. The increase resulted from the earnings of the Company of $2,987,000 for the year ended December 31, 2004, the tax benefit related to stock options exercised of $450,000 and exercised stock options of $936,000, offset by the purchase of treasury shares of $703,000, the payment of $614,000 in dividends to stockholders and a decrease in unrealized appreciation on available-for-sale securities of $1,000.

Citizens First Financial Corp. and Subsidiary
Consolidated Average Balance Sheet (Dollars in thousands)

For the years ended December 31,
	At December 31
	2004	2004	2004	2004	2003	2003	2003	2002	2002	2002
		Average		Average	Average		Average	Average		Average
	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost	Balance	Interest	Yield/Cost
Assets
Deposits & short-term investments	2.06%	$26,469	$344	1.30%	$19,433	$204	1.05%	$18,912	$299	1.58%
Investment securities	4.29%	23,322	920	3.94%	22,123	844	3.82%	19,716	980	4.97%
Loans receivable	5.79%	253,402	15,188	5.99%	276,555	17,799	6.44%	291,307	20,737	7.12%
FHLB stock	5.50%	15,681	921	5.87%	9,332	686	7.35%	4,611	242	5.25%

Total interest-earning assets	5.25%	$318,874	$17,373	5.45%	$327,443	$19,533	5.97%	$334,546	$22,258	6.65%

Non-interest earning assets		24,578			24,578			16,965

Total assets		$337,851			$352,021			$351,511

Liabilities & equity
Money market accounts	1.32%	$24,046	$333	1.38%	$26,057	$408	1.57%	$24,260	$603	2.49%
Passbook accounts	0.60%	18,372	122	0.66%	18,392	151	0.82%	17,201	237	1.38%
NOW accounts	0.45%	24,325	116	0.48%	22,565	164	0.73%	21,332	244	1.14%
Certificate accounts	2.88%	140,922	4,250	3.02%	153,868	5,054	3.28%	159,362	6,643	4.17%

Total interest-bearing deposits	2.20%	$207,665	$4,821	2.32%	$220,882	$5,777	2.62%	$222,155	$7,727	3.48%

Borrowings	2.82%	59,674	1,855	3.11%	69,744	3,084	4.42%	72,391	3,589	4.96%

Total interest-bearing liabilities	2.34%	267,339	6.676	2.50%	290,626	8,861	3.05%	294,546	11,316	3.84%
Non-interest bearing Liabilities		36,466			28,676			25,356
Total liabilities		303,805			319,302			319,902

Stockholders’ equity		34,046			32,719			31,609

Total liabilities & stockholders’ equity		$337,851			$352,021			$351,511

Net interest spread	2.92%		$10,697	2.95%		$10,672	2.92%		$10,942	2.81%

Net interest margin				3.35%			3.26%			3.27%

Ratio of interest earning assets to interest bearing liabilities			119.28%			112.67%			113.58%

Rate/Volume Analysis. The following table presents the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to: (1) changes attributable to changes in volume (changes in volume multiplied by prior rate); (2) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (3) net change. The changes attributable to the combined impact of volume and rate have been allocated proportionally to change due to volume and change due to rate.

	Year-to-Date 2004			Year-to-Date 2003
	Compared to			Compared to
	Year-to-Date 2003			Year-to-Date 2002
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Volume	Rate	Total Change	Volume	Rate	Total Change
	(in thousands)
Interest Income:
Deposits with financial institutions	$84	$56	$140	$8	($103)	($95)
Securities	47	29	76	110	(246)	(136)
Loans	(1,434)	(1,177)	(2,611)	(1,015)	(1,923)	(2,938)
FHLB stock	394	(159)	235	319	125	444

Total interest income	($501)	($1,659)	($2,160)	($578)	($2,147)	($2,725)

Interest Expense:
Money-market deposit accounts	(30)	(45)	(75)	42	(238)	(196)
Savings accounts	(0)	(29)	(29)	15	(101)	(86)
NOW accounts	12	(60)	(48)	13	(93)	(80)
Time and brokered time deposits	(408)	(396)	(804)	(222)	(1,367)	(1,589)
Long-term debt	(402)	(827)	(1,229)	(128)	(377)	(505)

Total interest expense	(671)	(1,514)	(2,185)	(280)	(2,176)	(2,456)

Net interest income	$170	($145)	$25	($298)	29	($269)

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2004 and DECEMBER 31, 2003

GENERAL

Net income increased from $1,636,000 for the year ended December 31, 2003 to $2,987,000 for the year ended December 31, 2004, an increase of $1,351,000. The increase was due primarily to a decrease in the provision (credit) for loan losses, lower net gain on loan sales and a decrease in net gains from sale of land in real estate joint venture, offset by a decrease in loss on foreclosed assets.

INTEREST INCOME

Interest on loans decreased from $17,799,000 for the year ended December 31, 2003 to $15,188,000 for the year ended December 31, 2004, a decrease of $2,611,000 or 14.7%. Interest on loans decreased due to a decrease in the average yield on loans outstanding of 45 basis points reflecting the lower interest rate environment in 2004 and a $23.2 million decrease in the average balance of outstanding loans resulting primarily from increased competition in the Bloomington-Normal market and changes in lending practices resulting from the MOU.

Interest on securities, federal funds sold and deposits with financial institutions and dividends on Federal Home Loan Bank stock increased from $1,734,000 for the year ended December 31, 2003 to $2,185,000 for the year ended December 31, 2004, an increase of $451,000 or 26.0%. The increase was primarily due to a $14.6 million increase in the average balance of investment securities, FHLB stock and interest-bearing deposits, offset by a 7 basis point decrease in the average yield of these assets in 2004.

INTEREST EXPENSE

Interest on deposits decreased by $956,000 or 16.5%, from $5,777,000 for the year ended December 31, 2003 to $4,821,000 for the year ended December 31, 2004. The decrease was primarily due to a 30 basis point decrease in the average cost of deposits and a $13.2 million decrease in the average balance of interest-bearing deposits.

The interest on borrowings decreased by $1,299,000 or 39.9%, from $3,084,000 for the year ended December 31, 2003 to $1,855,000 for the year ended December 31, 2004 as a result of a 131 basis point decrease in the average cost of borrowings and a $10.0 million decrease in the average balance of borrowings. During 2004, the Bank repaid $30.3 million of maturing Federal Home Loan Bank (“FHLB”) advances with an average interest rate of 4.9% and obtained $25.0 million of new FHLB advances at an average rate of 1.6%.

PROVISION (CREDIT) FOR LOAN LOSSES

The provision (credit) for loan losses was $473,000 for the year ended December 31, 2004, compared to a provision of $2,462,000 for the year ended December 31, 2003, a change of $2,935,000. The change resulted primarily from recoveries in 2004 of charged-off loans in prior years of $410,000, the decrease in the loan portfolio and the Company’s review of the adequacy of its allowance for loan losses. The credit and provision for both periods reflect management’s analysis of the Company’s loan portfolio based on information which is currently available to it at such time. In particular, management considers the level of nonperforming loans and potential problem loans. While management believes that the allowance for loan losses is sufficient based on information currently available, no assurances can be made that future events or conditions or regulatory directives will not result in increased provisions for loan losses or additions to the Company’s allowance for losses which may adversely affect net income.

NONINTEREST INCOME

Total noninterest income decreased by $651,000 or 20.0%, from $3,259,000 for the year ended December 31, 2003 to $2,608,000 for the year ended December 31, 2004. The decrease was due primarily to a decrease of $1,181,000 in net gains on loan sales, a decrease of $238,000 in net gains from sale of land in a real estate joint venture, offset by a $659,000 increase in net gain from sale of premises and equipment. Net gains on loan sales decreased from $1,309,000 in 2003 to $128,000 in 2004 due to a decrease in loan sales from $72.1 million in 2003 to $6.9 million in 2004 resulting from the higher interest rate environment and the resulting end of the increased volume of refinance activity that the Bank experienced in 2003. The decrease in net gains from sale of land in a real estate joint venture resulted from decreased lot sales in 2004. The Bank sold a branch facility in December 2004 and recognized a gain of approximately $680,000.

NONINTEREST EXPENSE

Total noninterest expense increased from $8,891,000 for the year ended December 31, 2003 to $9,063,000 for the year ended December 31, 2004, an increase of $172,000 or 1.9%. The increase was primarily due to a $563,000 increase in salaries and employee benefits expense, a $541,000 increase in professional fees and other expenses, offset by $618,000 decrease in loss on foreclosed assets, decreases of $137,000 in minority interest in net income of real estate joint venture and $119,000 in amortization of mortgage servicing rights. The increase in salaries and benefits expense was primarily due to a decrease in the amortization of deferred loan costs, relating to a decrease in loan originations which are credited to salaries and benefits expense. The credit was $651,000 in 2003 compared to $193,000 in 2004. The decreased amortization of deferred costs was due to the higher interest rate environment in 2004, which decreased the amount of refinanced loans. The increase in professional and other expenses was primarily due to additional costs associated with the merger with Main Street Trust and efforts to satisfy the MOU. The decrease in loss on foreclosed assets reflected the lower balances of foreclosed assets and the write-downs that were taken in 2003 on foreclosed assets. The decrease in minority interest in net income of real estate joint venture was due to the lower sales volume in 2004. The Bank sold its investment in the real estate joint venture in May 2004. The decrease in the amortization of mortgage servicing rights resulted from the increase in interest rates in 2004 and the decreased prepayment of serviced loans and the amortization of the associated mortgage servicing rights.

INCOME TAX EXPENSE

Total income tax expense was $1,727,000 for the year ended December 31, 2004, compared to $943,000 for the year ended December 31, 2003, an increase of $784,000 or 83.1%. The increase was attributable to the increased taxable income for the year ended December 31, 2004. The effective tax rate was 36.6% for the years ended December 31, 2004 and 2003, respectively.

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 2003 and DECEMBER 31, 2002

GENERAL

Net income for the year ended December 31, 2003 decreased from $1,930,000 for the year ended December 31, 2002 to $1,636,000 for the year ended December 31, 2003, a decrease of $294,000. The decrease was due primarily to lower net interest income, an increase in the provision for loan losses, and an increase in loss on foreclosed assets, offset by an increase in net gains on loan sales and a decrease in salaries and employee benefits expense.

INTEREST INCOME

Interest on loans decreased from $20,737,000 for the year ended December 31, 2002 to $17,799,000 for the year ended December 31, 2003, a decrease of $2,938,000 or 14.2%. Interest on loans decreased due to a decrease in the average yield on loans outstanding of 68 basis points reflecting the lower interest rate environment in 2003 and a $14.7 million decrease in the average balance of outstanding loans resulting primarily from lower balances of residential real estate loans due to increased sales in the secondary market of these loans.

Interest on securities, federal funds sold and deposits with financial institutions and dividends on Federal Home Loan Bank stock increased from $1,521,000 for the year ended December 31, 2002 to $1,734,000 for the year ended December 31, 2003, an increase of $213,000 or 14.0%. The increase was primarily due to a $7.7 million increase in the average balance of investment securities, FHLB stock and interest-bearing deposits, offset by a 23 basis point decrease in the average yield of these assets in 2003.

INTEREST EXPENSE

Interest on deposits decreased by $1,950,000 or 25.2%, from $7,727,000 for the year ended December 31, 2002 to $5,777,000 for the year ended December 31, 2003. The decrease was primarily due to an 83 basis point decrease in the average cost of deposits, offset by a $1.3 million increase in the average balance of deposits.

The interest on borrowings decreased by $505,000 or 14.1%, from $3,589,000 for the year ended December 31, 2002 to $3,084,000 for the year ended December 31, 2003 as a result of a 46 basis point decrease in the average cost of borrowings and a $2.6 million decrease in the average balance of borrowings.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $2,462,000 for the year ended December 31, 2003 and $1,803,000 for the year ended December 31, 2002, an increase of $659,000 or 36.6%.

NONINTEREST INCOME

Total noninterest income increased by $829,000 or 34.1%, from $2,430,000 for the year ended December 31, 2002 to $3,259,000 for the year ended December 31, 2003. The increase was due primarily to an increase of $462,000 in net gains on loan sales, an increase of $220,000 in net gains from sale of land in a real estate joint venture and an increase of $125,000 in cash surrender value of life insurance. Net gains on loan sales increased in 2003 due to an increase of $9.5 million in loan sales in 2003 resulting from the lower interest rate environment. The increase in net gains from sale of land in a real estate joint venture resulted from increased lot sales in 2003.

NONINTEREST EXPENSE

Total noninterest expense increased from $8,298,000 for the year ended December 31, 2002 to $8,891,000 for the year ended December 31, 2003, an increase of $593,000 or 7.1%. The increase was primarily due to a $1.1 million increase in loss on foreclosed assets and a $100,000 increase in minority interest in net income of real estate joint venture, offset by a $470,000 decrease in salaries and benefits expense and a $170,000 decrease in amortization of mortgage servicing rights. The increase in loss on foreclosed assets was primarily due to the previously discussed $1.1 million write-down of a retail development property included in foreclosed assets. The increase in minority interest in net income of real estate joint venture was due to increased lot sales in 2003. The decrease in salaries and benefits expense was primarily due to a $615,000 decrease in ESOP expense resulting from the allocation of the remaining ESOP shares in 2002 offset by a $257,000 increase in compensation expense in 2003.

INCOME TAX EXPENSE

Total income tax expense was $943,000 for the year ended December 31, 2003, compared to $1,340,000 for the year ended December 31, 2002, a decrease of $397,000 or 29.6%. The decrease was attributable to the decreased taxable income for the year ended December 31, 2003. The effective tax rates were 36.6% and 41.0% for the years ended December 31, 2003 and 2002, respectively. The decrease in the effective tax rate was due primarily to the $615,000 ESOP expense in 2002, which was a non-deductible expense for income tax purposes. This resulted in a $114,000 addition to the tax expense for 2002.

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

At December 31, 2004, the Bank exceeded all of its regulatory capital requirements with Tier 1 capital of $32.0 million or 15.4% of risk-weighted assets, which is above the required level of $8.3 million or 4.0%; and total capital of $34.6 million or 16.7% of risk-weighted assets, which is above the required level of $16.6 million or 8.0%.

The Company’s most liquid assets are cash, interest-bearing demand deposits and federal funds sold. The level of these accounts is dependent on the operating, financing, lending and investing activities during any given period. At December 31, 2004 and 2003, cash, interest-bearing demand deposits and federal funds sold totaled $38.1 million and $16.8 million, respectively.

The Company has other sources of liquidity if a need for additional funds arises, including FHLB advances, loan sales, brokered deposits and federal funds. At December 31, 2004, the Company had outstanding advances with the FHLB of $56.7 million. The FHLB maintains two limitations on the availability of advances based on FHLB stock ownership and total assets. The Company currently meets the stock limitation. Based on the total assets limitation, the Company may increase its borrowings with the FHLB by approximately $56.1 million. The ability to borrow this amount would require meeting regulatory mandated loan and collateral limits. Depending upon market conditions and the pricing of deposit products and FHLB borrowings, the Company may utilize FHLB advances to meet liquidity needs.

The following table presents additional information about our contractual obligations as of December 31, 2004, which by their terms have contractual maturity and termination dates subsequent to December 31, 2004 (dollars in thousands):

	Next	13-36	37-60	More than
Contractual obligations	12 months	Months	Months	60 months	Total
Certificates of deposits	$80,443	$46,511	$13,951	—	$140,905
Federal Home Loan Bank advances	24,000	23,675	9,000	—	56,675
Bank note payable	2,000	—	—	—	2,000
Totals	$106,443	$70,186	$22,951	—	$199,580

The Company anticipates that it will have liquidity to meet all known contractual obligations and unfunded commitments, including loan commitments and reasonable borrower, depositor and creditor requirements over the next twelve months. The Company’s purchase obligations have no material impact on its cash flow or liquidity and, accordingly, have not been included in the above table. At December 31, 2004, the Company had outstanding commitments to originate loans aggregating approximately $11.8 million. The commitments extend over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $10.4 million, with the remainder at floating market rates.

OFF-BALANCE SHEET ARRANGEMENTS

At December 31, 2004, the Company had outstanding standby letters of credit of $549,000 and unfunded loan commitments outstanding of $25.3 million. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company has the ability to fund these commitments. The following table presents additional information about our unfunded commitments as of December 31, 2004, which by their terms have contractual dates subsequent to December 31, 2004 (dollars in thousand):

	Next	13-36	37-60	More than
Unfunded commitments:	12 months	Months	Months	60 months	Total
Letter of credit	$547	—	—	—	$547
Lines of Credit	25,284	—	—	—	25,284
Totals	$25,831	—	—	—	$25,831

IMPACT OF INFLATION

The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America in accordance with accounting principles and practices within the banking industry which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution’s performance than the effects of general levels of inflation.

Impact of Accounting Changes

In December 2004, the FASB issued SFAS No. 123R, Share-Based Payment, which sets accounting requirements for “share-based” compensation to employees, including employee-stock-purchase-plans (ESPPs) and provides guidance on accounting for awards to non-employees. This Statement will require the Company to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. This Statement is effective for the Company on January 1, 2006. The effect to the Company is estimated to be $131,000 based on the current stock options outstanding. On April 26, 2004, the Company’s Board of Directors adopted the 2004 Equity Incentive Plan (“Plan”), which provides for stock-based awards. At present, no stock awards have been made from the Plan. Therefore, the effect of the adoption of this statement on the Company cannot be determined currently.

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

Item 7A Quantitative and Qualitative Disclosures about Market Risk

Sources of market risk include interest rate risk, foreign currency exchange rate, commodity price risk and equity price risk. The Company is only subject to interest rate risk. The Company purchased no financial instruments for trading purposes during 2004 or 2003.

The principal objective of the Company’s interest rate risk management function is to evaluate the interest rate risk included in balance sheet accounts, determine the level of risk appropriate given the Company’s business strategy, operating environment, capital and liquidity requirements and performance objectives, and manage the risk consistent with the Board of Director’s approved guidelines. Through such management, the Company seeks to reduce the vulnerability of its operations to changes in interest rates. The Company monitors its interest rate risk as such risk relates to its operating strategies. The Company’s Board of Directors reviews the Company’s interest rate risk position on a quarterly basis. The Company’s Asset/Liability Committee is comprised of the Company’s senior management under the direction of the Board of Directors, with the Committee responsible for reviewing with the Board of Directors its activities and strategies, the effect of those strategies on the Company’s net interest margin, the market value of the portfolio and the effect that changes in the interest rates will have on the Company’s portfolio and its exposure limits. The extent of the movement of interest rates is an uncertainty that could have a negative impact on the earnings of the Company.

In recent years, the Company has utilized the following strategies to manage interest rate risk: (1) originating for investment adjustable rate residential mortgage and fixed rate one-to-four family loans with maturities of 10 years or less; (2) generally selling fixed rate one-to-four family mortgage loans with maturities exceeding 10 years in the secondary market without recourse and on a servicing retained basis; (3) increasing its origination of shorter term and/or adjustable rate commercial loans; and (4) investing in shorter term or adjustable rate investment securities which generally bear lower yields as compared to longer term investments, but which may better position the Company for increases in the market interest rates. The Company has also extended the maturities of deposits and long term debt to better match the maturities and repricing of interest earning assets.

The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are “interest rate sensitive” and by monitoring the Company’s interest rate sensitivity “gap”. An asset or liability is said to be interest rate sensitive within a specific time period, if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. At December 31, 2004, the Company’s one-year gap position, the difference between the amount of interest-earning assets maturing or repricing within one year, and interest-bearing liabilities maturing or repricing within one year was $12,924,000. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. Accordingly, during a period of rising interest rates, a financial institution with a negative gap position would tend to have its interest-bearing liabilities repricing upwards at a faster rate, which consequently may result in the cost of its interest-bearing liabilities increasing at a rate faster than its yield on interest-earning assets that if it had a positive gap. During a period of falling interest rates, a financial institution with a negative gap would tend to have its interest-bearing liabilities repricing downward at a faster rate than its interest-earning assets as compared to an institution with a positive gap, which consequently may tend to positively affect the growth of its net interest income.

The following table sets forth the amount of interest-earning assets and interest-bearing liabilities outstanding at December 31, 2004, which are anticipated by the Company, based upon assumptions, to reprice in each of the future time periods shown. Except, as stated below, the amount of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term repricing or the contractual maturity of the asset or liability. The table sets forth an approximation of projected repricing of assets and liabilities on December 31, 2004, on the basis of contractual maturities, anticipated prepayments, and scheduled rate adjustments within the selected time intervals. Annual prepayment rates for adjustable and fixed rate loans are assumed to be 17.5% and 11.0% respectively. Annual prepayment rates for adjustable rate and fixed rate mortgage-backed securities are assumed to be 17.5% and 11.0% respectively. Money market deposits are assumed to be immediately rate sensitive, while passbook accounts and NOW accounts are assumed to have decay rates of 12% annually.

At December 31, 2004, the following table reflects that the Company had a positive asset gap due to the level of loans, securities, deposits, and fed funds sold that are subject to repricing or maturity during 2005. As such, the effect of an increase in rates of 100 basis points would increase net interest income by approximately $129,240 in one year assuming no management intervention. Due to cumulative negative liability gap for two years, an increase in interest rates would decrease net interest income by approximately $17,465 for two years assuming no management intervention. A fall in interest rates would have the opposite effect for the same periods. In analyzing interest rate sensitivity, the Company’s management considers these differences and incorporates other assumptions and factors, such as balance sheet growth and prepayments, to better measure interest rate risk.

While the gap analysis provides an indication of interest rate sensitivity, experience has shown that it does not fully capture the true dynamics of interest rate changes. Especially, the analysis presents only a static measurement of asset and liability volumes based on contractual maturity, cash flow estimates or repricing opportunity. It fails to reflect the differences in the timing and degree of assets and liabilities due to interest rate changes.

Gap Table amount in thousands)						After
	Year 1	Year 2	Year 3	Year 4	Year 5	Year 5	Total	Value
Interest-earning assets:
Loans
Fixed rate	$73,372	$27,438	$21,487	$22,827	$18,056	$41,871	$205,051	$207,082
Average interest rate	5.76%	5.87%	6.07%	5.83%	5.72%	6.08%	5.87%
Variable rate	26,328	3,001	1,897	849	704	0	32,779	32,779
Average interest rate	5.16%	5.43%	5.64%	6.58%	5.63%	0.00%	5.26%
Securities
Fixed rate	916	815	3,027	646	3,021	9,621	18,046	18,046
Average interest rate	4.79%	4.79%	3.81%	4.70%	4.84%	4.18%	4.30%
Variable rate	24,162						24,162	24,162
Average interest rate	4.87%						4.87%

Interest-bearing deposits/fed funds sold	32,667						32,667	32,667
Average interest rate	2.06%						2.06%

Total interest-earning assets	$157,445	$31,254	$26,411	$24,322	$21,781	$51,492	$312,705	$314,736

Interest-bearing liabilities:
NOW and savings accounts	$5,227	$5,227	$5,227	$5,227	$5,227	$17,423	$43,558	$43,558
Average interest rate	0.51%	0.51%	0.51%	0.51%	0.51%	0.51%	0.51%
Money market accounts	23,894						23,894	23,894
Average interest rate	1.32%						1.32%
Time deposits
Fixed rate	76,539	31,779	13,138	10,813	3,138		135,407	135,663
Average interest rate	2.36%	3.09%	4.07%	4.08%	3.88%		2.87%
Variable rate	3,861	1,637					5,498	5,498
Average interest rate	2.97%	2.97%					2.97%

Long-term debt (1)
Fixed rate	24,000	23,000	675	0	0	0	47,675	62,977
Average interest rate	1.74%	2.90%	6.74%	0.00%	0.00%	0.00%	2.37%
Variable rate	11,000						11,000	11,000
Average interest rate	4.79%						4.79%

Total interest-bearing liabilities	$144,521	$61,643	$19,040	$16,040	$8,365	$17,423	$267,032	$282,590

Interest-earning assets less
interest-bearing liabilities (“Gap”)	$12,924	($30,389)	$7,371	$8,282	$13,416	$34,069	$45,673	$32,146

Cumulative gap	$12,924	($17,465)	($10,094)	($1,812)	$11,604	$45,673	$45,673	$32,146
Cumulative gap as % of
Interest-earning assets	4.13%	-5.59%	-3.23%	-0.58%	3.71%	14.61%	14.61%	10.21%

(1)	Long term debt that contain call features are considered a variable rate instrument and are shown in the first period subject to the call provision.

Item 8 Financial Statements and Supplementary Data

Report of Independent

Registered Public Accounting Firm

Audit Committee, Board of Directors
     and Stockholders
Citizens First Financial Corp.
Bloomington, Illinois

We have audited the accompanying consolidated balance sheets of Citizens First Financial Corp. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements described above present fairly, in all material respects, the financial position of Citizens First Financial Corp. as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

/sig/ BKD, LLP

Decatur, Illinois
January 21, 2005
except for note 2
as to which the date
is March 8, 2005

Citizens First Financial Corp.

Consolidated Balance Sheets
December 31, 2004 and 2003

	2004	2003
Assets

Cash and due from banks	$5,436,604	$6,692,128
Interest-bearing demand deposits	24,459,557	6,890,528
Federal funds sold	8,207,013	3,248,244

Cash and cash equivalents	38,103,174	16,830,900

Available-for-sale securities	26,055,036	20,745,891

Loans held for sale	587,202	376,088

Loans, net of allowance for loan losses of $2,736,014 and $3,071,690 at December 31, 2004 and 2003	234,507,250	279,405,053

Premises and equipment	5,515,026	6,183,306

Federal Home Loan Bank stock	16,152,500	15,205,900

Foreclosed assets held for sale, net of allowance for losses of $22,000 and $1,313,000 at December 31, 2004 and 2003	92,085	2,134,825

Interest receivable	1,667,579	2,086,988

Deferred income taxes	—	866,604

Mortgage servicing rights	356,045	468,730

Cash surrender value of life insurance	4,292,074	4,115,213

Land in real estate joint venture	—	682,664

Other assets	937,556	413,123

Total assets	$328,265,527	$349,515,285

See Notes to Consolidated Financial Statements

	2004	2003
Liabilities and Stockholders’ Equity

Liabilities
Deposits
Demand	$22,652,193	$23,309,124
Savings, NOW and money market	67,451,868	67,313,588
Time	135,994,870	149,361,845
Brokered time	4,909,939	10,028,221

Total deposits	231,008,870	250,012,778

Long-term debt	58,675,000	63,975,000
Advances from borrowers for taxes and insurance	416,400	488,539
Interest payable	221,784	310,783
Deferred income taxes	167,584	—
Other liabilities	1,728,814	1,353,693

Total liabilities	292,218,452	316,140,793

Minority Interest in Real Estate Joint Venture	—	382,707

Commitments and Contingent Liabilities

Stockholders’ Equity
Preferred stock, $.01 par value; authorized and unissued – 1,000,000 shares
Common stock, $.01 par value;
Authorized – 8,000,000 shares
Issued – 2,817,500
Outstanding; 2004 – 1,550,473 shares, 2003 – 1,499,475 shares	28,175	28,175
Additional paid-in capital	28,078,190	27,909,984
Retained earnings	29,241,861	26,869,527
Accumulated other comprehensive loss	(20,214)	(19,567)

	57,328,012	54,788,119

Treasury stock, at cost
Common: 2004 – 1,267,027 shares, 2003 – 1,318,025 shares	(21,280,937)	(21,796,334)

Total stockholders’ equity	36,047,075	32,991,785

Total liabilities and stockholders’ equity	$328,265,527	$349,515,285

Citizens First Financial Corp.

Consolidated Statements of Income
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Interest and Dividend Income
Loans	$15,187,852	$17,798,763	$20,736,994
Securities – taxable	920,268	843,669	979,881
Federal funds sold	131,339	73,051	144,614
Dividends on Federal Home Loan Bank stock	921,200	685,723	242,397
Deposits with financial institutions and other	212,086	131,551	153,923

Total interest and dividend income	17,372,745	19,532,757	22,257,809

Interest Expense
Deposits	4,821,313	5,776,505	7,727,165
Long-term debt	1,854,700	3,083,899	3,589,261

Total interest expense	6,676,013	8,860,404	11,316,426

Net Interest Income	10,696,732	10,672,353	10,941,383

Provision (Credit) for Loan Losses	(472,534)	2,462,124	1,803,006

Net Interest Income After Provision (Credit) for Loan Losses	11,169,266	8,210,229	9,138,377

Noninterest Income
Customer service fees	1,103,955	1,009,934	930,470
Net gains on loan sales	127,692	1,308,406	845,941
Net realized losses on sales of available-for-sale securities	—	—	(70,722)
Net gains from sale of land in real estate joint venture	230,047	467,871	247,723
Net gain from sale of premises and equipment	679,743	20,577	33,919
Loan servicing fees	207,708	167,166	203,467
Increase in cash surrender value of life insurance	176,861	124,852	—
Other	81,680	160,422	238,989

Total noninterest income	2,607,686	3,259,228	2,429,787

See Notes to Consolidated Financial Statements

	2004	2003	2002
Noninterest Expense
Salaries and employee benefits	$4,493,273	$3,930,481	$4,399,528
Net occupancy and equipment expenses	1,078,955	1,171,553	1,193,125
Data processing fees	206,069	205,624	185,792
Professional fees	381,278	258,937	247,953
Loss on foreclosed assets, net	747,705	1,365,579	284,589
Deposit insurance premium	72,391	38,433	41,234
Amortization of mortgage servicing rights	153,801	273,000	443,174
Minority interest in net income of real estate joint venture	97,075	233,935	123,862
Other	1,832,110	1,412,987	1,378,805

Total noninterest expense	9,062,657	8,890,529	8,298,062

Income Before Income Taxes	4,714,295	2,578,928	3,270,102

Provision for Income Taxes	1,727,473	943,152	1,339,766

Net Income	$2,986,822	$1,635,776	$1,930,336

Basic Earnings Per Share	$1.98	$1.11	$1.31

Diluted Earnings Per Share	$1.87	$1.01	$1.21

Citizens First Financial Corp.

Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2004, 2003 and 2002

			Additional
	Common Stock		Paid-in
	Shares	Amount	Capital

Balance, January 1, 2002	1,482,438	$28,175	$27,685,699
Comprehensive income
Net income	—	—	—
Change in unrealized appreciation on available-for-sale securities, net of taxes	—	—	—
Total comprehensive income

Dividends on common stock, $ .31 per share	—	—	—
Purchase of stock	(74,094)	—	—
Stock options exercised	14,960	—	(45,172)
Employee stock ownership plan shares earned	32,200	—	293,262

Balance, December 31, 2002	1,455,504	28,175	27,933,789
Comprehensive income
Net income	—	—	—
Change in unrealized depreciation on available-for-sale securities, net of taxes	—	—	—
Total comprehensive income

Dividends on common stock, $ .40 per share	—	—	—
Purchase of stock	(54,577)	—	—
Stock options exercised	98,548	—	(299,688)
Tax benefit related to stock options exercised	—	—	275,883

Balance, December 31, 2003	1,499,475	28,175	27,909,984
Comprehensive income
Net income	—	—	—
Change in unrealized depreciation on available-for-sale securities, net of taxes	—	—	—
Total comprehensive income

Dividends on common stock, $ .40 per share	—	—	—
Purchase of stock	(23,782)	—	—
Stock options exercised	74,780	—	(282,785)
Tax benefit related to stock options exercised	—	—	450,991

Balance, December 31, 2004	1,550,473	$28,175	$28,078,190

See Notes to Consolidated Financial Statements

			Accumulated
		Unearned	Other
	Retained	ESOP	Comprehensive	Treasury
	Earnings	Compensation	Income (Loss)	Stock	Total

Balance, January 1, 2002	$24,371,353	$(322,000)	$52,090	$(20,902,847)	$30,912,470
Comprehensive income
Net income	1,930,336	—	—	—	1,930,336
Change in unrealized appreciation on available-for-sale securities, net of taxes	—	—	144,702	—	144,702

Total comprehensive income					2,075,038

Dividends on common stock, $.31 per share	(464,351)	—	—	—	(464,351)
Purchase of stock	—	—	—	(1,427,230)	(1,427,230)
Stock options exercised	—	—	—	228,214	183,042
Employee stock ownership plan shares earned	—	322,000	—	—	615,262

Balance, December 31, 2002	25,837,338	0	196,792	(22,101,863)	31,894,231
Comprehensive income
Net income	1,635,776	—	—	—	1,635,776
Change in unrealized depreciation on available-for-sale securities, net of taxes	—	—	(216,359)	—	(216,359)

Total comprehensive income					1,419,417

Dividends on common stock, $.40 per share	(603,587)	—	—	—	(603,587)
Purchase of stock	—	—	—	(1,221,082)	(1,221,082)
Stock options exercised	—	—	—	1,526,611	1,226,923
Tax benefit related to stock options exercised	—	—	—	—	275,883

Balance, December 31, 2003	26,869,527	0	(19,567)	(21,796,334)	32,991,785
Comprehensive income
Net income	2,986,822	—	—	—	2,986,822
Change in unrealized depreciation on available-for-sale securities, net of taxes	—	—	(647)	—	(647)

Total comprehensive income					2,986,175

Dividends on common stock, $.40 per share	(614,488)	—	—	—	(614,488)
Purchase of stock	—	—	—	(702,678)	(702,678)
Stock options exercised	—	—	—	1,218,075	935,290
Tax benefit related to stock options exercised	—	—	—	—	450,991

Balance, December 31, 2004	$29,241,861	$0	$(20,214)	$(21,280,937)	$36,047,075

Citizens First Financial Corp.

Consolidated Statements of Cash Flows
Years Ended December 31, 2004, 2003 and 2002

	2004	2003	2002

Operating Activities
Net income	$2,986,822	$1,635,776	$1,930,336
Items not requiring (providing) cash
Depreciation and amortization	634,272	710,670	742,193
Provision (credit) for loan losses	(472,534)	2,462,124	1,803,006
Loss on foreclosed assets, net	747,705	1,365,579	284,589
Amortization of premiums and discounts on securities	80,533	195,094	147,316
Amortization of mortgage servicing rights	153,801	273,000	443,174
Provision for valuation allowance for mortgage servicing rights	—	(123,000)	123,000
Increase in cash surrender value of life insurance	(176,861)	(124,852)	—
Deferred income taxes	1,034,598	108,635	(752,166)
Net realized losses on available-for-sale securities	—	—	70,722
Net gain on sales of premises and equipment	(679,743)	(20,577)	(33,919)
Net gain on loan sales	(127,692)	(1,308,406)	(845,941)
Loans originated for sale	(7,043,490)	(65,231,740)	(61,081,927)

Proceeds from sales of loans originated for resale	6,918,952	72,050,233	62,528,157
Federal Home Loan Bank stock dividends	(946,600)	(509,000)	(235,800)
Compensation expense related to employee stock ownership and incentive plans	—	—	615,262
Net gains from sale of land in real estate joint venture	(230,047)	(467,871)	(247,723)
Minority interest in net income of real estate joint venture	97,075	233,935	123,862
Change in
Interest receivable	419,409	366,008	91,800
Other assets	(524,433)	(158,889)	158,186
Interest payable	(88,999)	(61,760)	(109,637)
Other liabilities	375,121	(533,438)	555,428

Net cash provided by operating activities	3,157,889	10,861,521	6,309,918

See Notes to Consolidated Financial Statements

	2004	2003	2002

Investing Activities
Purchases of available-for-sale securities	$(11,329,764)	$(11,922,979)	$(15,548,546)
Proceeds from maturities of available-for-sale securities	5,939,029	11,335,972	5,349,046
Proceeds from sales of available-for-sale securities	—	—	5,191,203
Net change in loans	44,739,784	(8,059,519)	3,076,000
Purchase of premises and equipment	(286,249)	(108,388)	(144,511)
Proceeds from sales of premises and equipment	1,000,000	27,244	157,244
Purchase of Federal Home Loan Bank stock	—	(10,000,000)	—
Proceeds from the sale of foreclosed assets	1,925,588	3,030,042	1,959,545
Proceeds from the sale of land in real estate joint venture	912,711	673,197	440,570
Distribution to minority interest portion of real estate joint venture	(479,782)	(295,388)	(220,792)
Purchase of life insurance	—	(3,990,361)	—

Net cash provided by (used in) investing activities	42,421,317	(19,310,180)	259,759

Financing Activities

Net increase (decrease) in demand deposits, money market, NOW and savings accounts	(518,651)	1,477,328	12,064,091
Net increase (decrease) in certificates of deposit and brokered deposits	(18,485,257)	(627,852)	456,376
Proceeds from long-term debt	27,000,000	15,000,000	13,800,000
Repayment of long-term debt	(32,300,000)	(23,850,000)	(10,617,979)
Purchase of treasury stock	(702,678)	(1,221,082)	(1,427,230)
Dividends paid	(614,488)	(603,587)	(464,351)
Proceeds from stock options exercised	935,290	1,226,923	183,042
Tax benefit related to stock options exercised	450,991	275,883	—
Net increase (decrease) in advances by borrowers for taxes and insurance	(72,139)	19,027	88,673

Net cash provided by (used in) financing activities	(24,306,932)	(8,303,360)	14,082,622

Increase (Decrease) in Cash and Cash Equivalents	21,272,274	(16,752,019)	20,652,299

Cash and Cash Equivalents, Beginning of Year	16,830,900	33,582,919	12,930,620

Cash and Cash Equivalents, End of Year	$38,103,174	$16,830,900	$33,582,919

Supplemental Cash Flows Information
Interest paid	$6,765,012	$8,922,164	$11,426,063
Income taxes paid (net of refunds)	952,651	1,023,977	1,649,878
Real estate acquired in settlement of loans	630,553	5,030,782	3,428,559

Note 1: Nature of Operations and Summary of Significant Accounting Policies

     Nature of Operations

Citizens First Financial Corp. (“Company”) is a thrift holding company whose principal activity is the ownership and management of its wholly-owned subsidiary, Citizens Savings Bank (“Bank”). The Bank is primarily engaged in providing a full range of banking and financial services to individual and corporate customers in Central Illinois. The Bank has one wholly owned subsidiary, CSL Service Corporation. CSL Service Corporation entered into a joint venture real estate development partnership (LLC) with two other investors and is a 50% owner of the LLC. The primary business of the LLC is to purchase and develop commercial real estate. CSL Service Corporation sold its remaining interest in the LLC to the other two investors during 2004. The Company is subject to competition from other financial institutions. The Company and Bank are subject to the regulation of certain federal and state agencies and undergo periodic examinations by those regulatory authorities.

     Principles of Consolidation

The consolidated financial statements include the accounts of the Company and the Bank. All significant intercompany accounts and transactions have been eliminated in consolidation. The accounts of the LLC have been consolidated into the Company’s financial statements. The cost basis investment in the real estate and the minority interest owned portion are reflected on the consolidated balance sheets.

     Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, the valuation of real estate acquired in connection with foreclosures or in satisfaction of loans, mortgage servicing rights, and prepayment assumptions used in determining amortization of premiums on mortgage backed securities. In connection with the determination of the allowance for loan losses and the valuation of foreclosed assets held for sale, management obtains independent appraisals for significant properties. Management estimates mortgage servicing rights taking into consideration changes in interest rates, current prepayment rates and expected future cash flows and obtains an independent valuation for the assets. Management periodically reviews the prepayment assumptions used in determining the amortization of premiums on mortgage backed securities.

     Cash Equivalents

The Company considers all liquid investments with original maturities of three months or less to be cash equivalents.

     Securities

Available-for-sale securities, which include any security for which the Company has no immediate plan to sell but which may be sold in the future, are carried at fair value. Unrealized gains and losses are recorded, net of related income tax effects, in other comprehensive income.

Amortization of premiums and accretion of discounts are recorded as interest income from securities; taking into account prepayment assumptions. Realized gains and losses are recorded as net security gains (losses). Gains and losses on sales of securities are determined on the specific-identification method.

     Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value in the aggregate. Net unrealized losses, if any, are recognized through a valuation allowance by charges to income.

     Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at their outstanding principal balances adjusted for any charge-offs and the allowance for loan losses. Interest income is reported on the interest method. Generally, loans are placed on non-accrual status at ninety days and interest is considered a loss, unless the loan is well secured and in the process of collection.

     Allowance for Loan Losses

The allowance for loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to income. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectibility of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan-by-loan basis for commercial, agricultural, and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Large groups of smaller balance homogenous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment measurements.

     Land in Real Estate Joint Venture

Land in real estate joint venture is carried at cost, with land and development costs allocated to lots when incurred.

     Premises and Equipment

Depreciable assets are stated at cost less accumulated depreciation. Depreciation is charged to expense using the straight-line method over the estimated useful lives of the assets.

     Federal Home Loan Stock

Federal Home Loan Bank stock is a required investment for institutions that are members of the Federal Home Loan Bank system. The required investment in the common stock is based on a predetermined formula.

Foreclosed Assets Held for Sale

Assets acquired through, or in lieu of, loan foreclosure are held for sale and are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. Subsequent to foreclosure, valuations are periodically performed by management and the assets are carried at the lower of carrying amount or fair value less cost to sell. Revenue and expenses from operations and changes in the valuation allowance are included in net loss from foreclosed assets.

     Mortgage Servicing Rights

Mortgage servicing rights on originated loans that have been sold are capitalized by allocating the total cost of the mortgage loans between the mortgage servicing rights and the loans based on their relative fair values. Capitalized servicing rights are amortized in proportion to and over the period of estimated servicing revenues. Impairment of mortgage-servicing rights is assessed based on the fair value of those rights. Fair values are estimated using either an independent valuation or by discounted cash flows based on a current market interest rate. For purposes of measuring impairment, the rights are stratified based on the predominant risk characteristics of the underlying loans. The predominant characteristic currently used for stratification is type of loan. The amount of impairment recognized is the amount by which the capitalized mortgage servicing rights for a stratum exceed their fair value.

     Treasury Stock

Treasury stock is stated at cost. Cost is determined by the first-in, first-out method.

     Stock Options

The Company has a stock-based employee compensation plan, which is described more fully in Note 17. The Company accounted for this plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the grant date. The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value provisions of FASB Statement No. 123R, Share-Based Payment, which is a revision to Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation. See Note 22 in regard to a future change in accounting principle.

	Years Ended December 31,
	2004	2003	2002

Net income, as reported	$2,986,822	$1,635,776	$1,930,336
Less: total stock-based employee compensation cost determined under the fair value based method, net of income taxes.	(93,588)	(82,923)	(109,706)

Pro forma net income	$2,893,234	$1,552,853	$1,820,630

Earnings per share:
Basic – as reported	$1.98	$1.11	$1.31

Basic – pro forma	1.92	1.05	1.24

Diluted– as reported	1.87	1.01	1.21

Diluted– pro forma	1.81	0.96	1.14

     Income Taxes

Deferred tax assets and liabilities are recognized for the tax effects of differences between the financial statement and tax bases of assets and liabilities. A valuation allowance is established to reduce deferred tax assets if it is more likely than not that a deferred tax asset will not be realized. The Company files consolidated income tax returns with its subsidiary.

Earnings Per Share

Basic earnings per share have been computed based upon the weighted-average common shares outstanding during each year. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company

Shares in the Company’s employee stock ownership plan are considered outstanding for earnings per share calculations when they are committed to be released; unallocated shares are not considered outstanding.

Reclassifications

Certain reclassifications have been made to the 2002 and 2003 financial statements to conform to the 2004 financial statement presentation. These reclassifications had no effect on net income.

Note 2: Merger Agreement

In November 2004, the Company entered into an Agreement and Plan of Merger with Main Street Trust, Inc. (“Main Street”), an Illinois corporation. Main Street Trust, Inc. will acquire all of the Company’s issued and outstanding shares of common stock. Each of the Company’s shareholders will have the option of receiving either 1.1051 shares of Main Street’s stock for each share of the Company’s stock or $35.00 of cash for each share of the Company’s common stock or a combination of both. The transaction has been approved by state and federal regulators and was approved by the Company’s shareholders on March 8, 2005 and is expected to close in the second quarter of 2005. Upon approval by the shareholders, the Company amended the existing stock option agreement and expects to settle all unexercised options based upon the transaction price immediately prior to closing the transaction. Such action will result in recording compensation expense for outstanding options in the first quarter of 2005.

Note 3: Restriction on Cash and Due From Banks

The Company is required to maintain reserve funds in cash and/or on deposit with the Federal Reserve Bank. The reserve required at December 31, 2004, was $500,000.

Note 4: Securities

The amortized cost and approximate fair values of securities available for sale are as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value

December 31, 2004:
U.S. government agencies	$9,799,546	$14,000	$(94,190)	$9,719,356
Mortgage-backed securities	15,288,530	174,118	(111,908)	15,350,740
Other securities	1,000,000	—	(15,060)	984,940

	$26,088,076	$188,118	$(221,158)	$26,055,036

		Gross	Gross
	Amortized	Unrealized	Unrealized	Approximate
	Cost	Gains	Losses	Fair Value

December 31, 2003:
U.S. government agencies	$6,802,487	$—	$(48,247)	$6,754,240
Mortgage-backed securities	12,978,111	155,173	(134,746)	12,998,538
Other securities	1,002,141	—	(9,028)	993,113

	$20,782,739	$155,173	$(192,021)	$20,745,891

The amortized cost and fair value of available-for-sale securities at December 31, 2004, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Fair
	Cost	Value

One to five years	$2,325,428	$2,301,380
Five to ten years	4,471,192	4,409,350

	6,796,620	6,710,730

Mortgage-backed securities	15,288,530	15,350,740
Other securities	4,002,926	3,993,566

Totals	$26,088,076	$26,055,036

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was $6,874,000 at December 31, 2004 and $6,217,000 at December 31, 2003.

Gross gains of $157,025 and gross losses of $227,747 resulting from sales of available-for-sale securities were realized for 2002. There were no sales of securities in 2004 or 2003.

With the exception of securities of U.S. government agencies and corporations, the Company did not hold any securities of a single issuer, payable from and secured by the same source of revenue or taxing authority, the book value of which exceeded 10% of stockholder’s equity at December 31, 2004.

Certain investments in debt securities are reported in the financial statements at an amount less than their historical cost. Total fair value of these investments at December 31, 2004 and 2003, was $13,915,807 and $13,879,790, which is approximately 53% and 67% of the Company’s available-for-sale investment portfolio. These declines primarily resulted from recent increases in market interest rates.

Based on evaluation of available evidence, including recent changes in market interest rates, management believes the declines in fair value for these securities are temporary.

Should the impairment of any of these securities become other than temporary, the cost basis of the investment will be reduced and the resulting loss recognized in net income in the period the other-than-temporary impairment is identified.

The following table shows the investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2004:

	Less Than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

December 31, 2004:
U.S. government agencies	$3,455,450	$(38,589)	$4,246,980	$(55,601)	$7,702,430	$(94,190)
Mortgage-backed securities	75,038	(1,219)	5,153,399	(110,689)	5,228,437	(111,908)
Other securities	—	—	984,940	(15,060)	984,940	(15,060)

Total temporarily impaired securities	$3,530,488	$(39,808)	$10,385,319	$(181,350)	$13,915,807	$(221,158)

	Less Than 12 Months		12 Months or More		Total
Description of		Unrealized		Unrealized		Unrealized
Securities	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

December 31, 2003:
U.S. government agencies	$5,802,487	$(48,247)	$—	$—	$5,802,487	$(48,247)
Mortgage-backed securities	6,187,447	(112,356)	896,743	(22,390)	7,084,190	(134,746)
Other securities	993,113	(9,028)	—	—	993,113	(9,028)

Total temporarily impaired securities	$12,983,047	$(169,631)	$896,743	$(22,390)	$13,879,790	$(192,021)

Note 5: Loans and Allowance for Loan Losses

Categories of loans at December 31, include:

	2004	2003

Commercial and agricultural	$30,536,297	$38,046,955
Real estate construction	27,625,900	36,577,259
Commercial real estate	71,633,177	86,368,436
Residential real estate	107,299,556	120,935,864
Consumer and Other	7,500,838	9,865,757

Total loans	244,595,768	291,794,271

Less
Undisbursed portion of loans	(7,352,504)	(9,317,528)
Allowance for loan losses	(2,736,014)	(3,071,690)

Net loans	$234,507,250	$279,405,053

     Activity in the allowance for loan losses was as follows:

	2004	2003	2002

Balance, beginning of year	$3,071,690	$3,753,324	$2,421,460
Provision (credit) charged to expense	(472,534)	2,462,124	1,803,006
Recoveries	410,738	45,219	—
Charge-offs	(273,880)	(3,188,977)	(471,142)

Balance, end of year	$2,736,014	$3,071,690	$3,753,324

Impaired loans totaled $13,681,000 and $24,066,000 at December 31, 2004 and 2003, respectively. An allowance for loan losses of $1,513,000 and $1,655,000 relates to impaired loans of $5,255,000 and $7,427,410, at December 31, 2004 and 2003, respectively. At December 31, 2004 and 2003, impaired loans of $8,426,000 and $16,638,590 had no related allowance for loan losses.

Interest of $1,371,703, $729,250 and $1,685,923 was recognized on average impaired loans of $22,976,600, $22,410,190 and $21,074,038 for 2004, 2003 and 2002, respectively. Interest of $1,368,829, $728,124 and $1,560,973 was recognized on impaired loans on a cash basis during 2004, 2003 and 2002, respectively.

At December 31, 2004 and 2003, accruing loans delinquent 90 days or more totaled $0 and $7,000, respectively. Non-accruing loans at December 31, 2004 and 2003 were $725,000 and $2,452,000, respectively.

Note 6: Foreclosed Assets Held for Sale

Activity in the allowance for losses on foreclosed assets was as follows:

	2004	2003	2002

Balance, beginning of year	$1,313,000	$233,650	$—
Provision charged to expense	484,000	1,324,500	283,650
Charge-offs, net of recoveries of $0 for 2004, 2003 and 2002	(1,775,000)	(245,150)	(50,000)

Balance, end of year	$22,000	$1,313,000	$233,650

Note 7: Premises and Equipment

Major classifications of premises and equipment, stated at cost, are as follows:

	2004	2003

Land	$1,410,660	$1,572,451
Buildings and improvements	6,179,056	7,425,737
Equipment	4,197,632	4,032,190

	11,787,348	13,030,378
Less accumulated depreciation	(6,272,322)	(6,847,072)

Net premises and equipment	$5,515,026	$6,183,306

Note 8: Loan Servicing

Mortgage loans serviced for others are not included in the accompanying consolidated balance sheets. The unpaid principal balances of mortgage loans serviced for others was $83,476,395, $96,083,972 and $100,622,417 at December 31, 2004, 2003 and 2002, respectively.

Custodial escrow balances maintained in connection with the foregoing loan servicing, and included in demand deposits, were approximately $411,626, $430,211 and $465,670 at December 31, 2004, 2003 and 2002, respectively.

The aggregate fair value of capitalized mortgage servicing rights at December 31, 2004 and 2003 totaled $356,045 and $468,730, respectively. Comparable market values and a valuation model that calculates the present value of future cash flows were used to estimate fair value. For purposes of measuring impairment, risk characteristics including product type, investor type, and interest rates, were used to stratify the originated mortgage servicing rights.

	2004	2003	2002

Mortgage Servicing Rights
Balance, beginning of year	$468,730	$529,563	$761,267
Servicing rights capitalized	41,116	212,167	211,470
Amortization of servicing rights	(153,801)	(273,000)	(443,174)

	356,045	468,730	529,563
Valuation allowance	—	—	(123,000)

Balance, end of year	$356,045	$468,730	$406,563

     Activity in the valuation allowance for mortgage servicing rights was as follows:

	2003	2002

Balance, beginning of year	$123,000	$—
Additions	—	123,000
Reductions	(123,000)	—
Direct write downs	—	—

Balance, end of year	$—	$123,000

Note 9: Interest-bearing Deposits

Interest-bearing deposits in denominations of $100,000 or more were $52,907,197 at December 31, 2004 and $45,809,400 at December 31, 2003.

At December 31, 2004, the scheduled maturities of time deposits, including brokered deposits, are as follows:

2005	$80,442,667
2006	33,373,132
2007	13,137,986
2008	10,812,541
2009	3,138,483

$140,904,809

Note 10: Long-Term Debt

Long-term debt consisted of the following components:

	2004	2003

Federal Home Loan Bank advances	$56,675,000	$61,975,000
Bank note payable	2,000,000	2,000,000

Total	$58,675,000	$63,975,000

The Federal Home Loan Bank (FHLB) advances are secured by mortgage loans totaling $96,106,000 at December 31, 2004 and all FHLB stock owned by the Company. Advances, at interest rates from 1.24% to 6.74%, are subject to restrictions or penalties in the event of prepayment. At December 31, 2004, the Company had $9,000,000 in FHLB advances having a weighted average rate of 4.95% which are callable.

The bank note payable is due on June 1, 2005, with interest due at maturity adjusted to 1.75% over LIBOR. The interest rate on the bank note was 4.07% as of December 31, 2004. The note is secured by the stock of the Bank.

Aggregate annual maturities of long-term debt at December 31, 2004, are:

2005	$26,000,000
2006	23,000,000
2007	675,000
2008	9,000,000

$58,675,000

Note 11: Income Taxes

The provision for income taxes includes these components:

	2004	2003	2002

Taxes currently payable
Federal	$646,550	$688,662	$1,751,087
State	46,325	145,855	340,845

	692,875	834,517	2,091,932

Deferred income taxes
Federal	917,333	94,489	(659,114)
State	117,265	14,146	(93,052)

	1,034,598	108,635	(752,166)

Income tax expense	$1,727,473	$943,152	$1,339,766

A reconciliation of income tax expense at the statutory rate to the Company’s actual income tax expense is shown below:

	2004	2003	2002

Computed at the statutory rate (34%)	$1,602,860	$876,836	$1,111,835
Increase (decrease) resulting from
State income taxes	107,970	74,045	163,543
Other	16,643	(7,729)	64,388

Actual tax expense	$1,727,473	$943,152	$1,339,766

During 2004 and 2003, participants in the stock option plan exercised and sold shares resulting in a disqualifying disposition. The amount of the deductions for the Company totaled $450,991 and $275,883 during 2004 and 2003, respectively, and are recognized as an adjustment to additional paid in capital.

     The tax effects of temporary differences related to deferred taxes shown on the balance sheets were:

	2004	2003
Deferred tax assets
Allowance for loan losses	$1,001,092	$1,131,401
Deferred compensation	501,612	480,049
Valuation of foreclosed assets	8,540	509,707
Unrealized losses on available-for-sale securities	17,691	17,281
Other	14,283	29,996

	1,543,218	2,168,434

Deferred tax liabilities
Depreciation	(473,119)	(431,377)
Federal Home Loan Bank stock dividends	(980,871)	(623,368)
Capitalized mortgage servicing rights	(138,217)	(181,961)
Deferred loan fees	(36,813)	(52,654)
Other	(81,782)	(12,470)

	(1,710,802)	(1,301,830)

Net deferred tax asset	$(167,584)	$866,604

Retained earnings at December 31, 2004 and 2003, include approximately $2,144,000, for which no deferred federal income tax liability has been recognized. These amounts represent an allocation of income to bad debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate. The deferred income tax liabilities on the preceding amounts that would have been recorded if they were expected to reverse into taxable income in the foreseeable future were approximately $832,000 at December 31, 2004 and 2003, respectively.

Note 12: Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related taxes were as follows:

	2004	2003	2002

Unrealized gains (losses) on available-for-sale securities	$(1,057)	$(358,508)	$307,240
Less reclassification adjustment for realized losses included in income	—	—	70,722

Other comprehensive income (loss), before tax effect	(1,057)	(358,508)	236,518

Tax expense (benefit)	(410)	(142,149)	91,816

Other comprehensive income (loss)	$(647)	$(216,359)	$144,702

Note 13: Regulatory Matters

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table). Management believes, as of December 31, 2004 and 2003, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2004, the most recent notification from Federal Deposit Insurance Corporation (“FDIC”) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank’s category.

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
			(In Thousands)
As of December 31, 2004
Total capital (to risk-weighted assets)	$34,588	16.7%	$16,597	8.0%	$20,747	10.0%

Tier I capital (to risk-weighted assets)	31,994	15.4	8,299	4.0	12,448	6.0

Tier I capital (to average assets)	31,944	9.9	12,903	4.0	16,128	5.0

As of December 31, 2003
Total capital (to risk-weighted assets)	$32,869	13.5%	$19,438	8.0%	$24,298	10.0%

Tier I capital (to risk-weighted assets)	29,847	12.3	9,719	4.0	14,579	6.0

Tier I capital (to average assets)	29,847	8.6	13,913	4.0	17,391	5.0

The Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

As an Illinois chartered savings bank, the Bank is subject to supervision, examination and regulation by the Illinois Department of Financial and Professional Regulation and the Federal Deposit Insurance Corporation (collectively, the “Regulators”). In January 2004, the Bank’s Board of Directors entered into a Memorandum of Understanding (“MOU”) that required the Bank to take various actions regarding the Bank’s lending operations. After meeting the terms of the MOU, in December 2004, the Regulators terminated the MOU.

Note 14: Related Party Transactions

At December 31, 2004 and 2003, the Company had loans outstanding to executive officers, directors, significant shareholders and their affiliates (related parties).

In management’s opinion, such loans and other extensions of credit were made in the ordinary course of business and were made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with other persons. Further, in management’s opinion, these loans did not involve more than normal risk of collectibility or present other unfavorable features.

The aggregate amount of loans, as defined, to such related parties were as follows:

Balance, January 1, 2004	$11,736,901
Change in composition of related parties	37,756
New loans, including renewals	2,411,953
Payments, etc. including renewals	(8,600,876)

Balance, December 31, 2004	$5,585,734

Note 15: Employee Benefits

The Company has a defined contribution pension plan (combined profit sharing and 401(k) plan) (“Plan”) covering substantially all employees. The amount of the annual profit-sharing contribution is at the discretion of the Board of Directors. The Plan also provides for matched employee contributions up to a maximum of 4% of the participant’s gross salary. Employer contributions charged to expense for 2004, 2003 and 2002 were $247,275, $170,550 and $204,000, respectively.

The Company has a non-qualified supplemental retirement plan (“SERP”) covering certain officers and key employees. The benefits provided under the SERP will make up the benefits lost to the SERP participants due to limitations on compensation and maximum benefits under the Company’s tax qualified savings plan and ESOP. Benefits will be provided under the SERP at the same time and in the same form as the related benefits will be provided under the savings plan and ESOP. The Company’s expense for the SERP was $125,161, $15,189 and $45,918 for 2004, 2003 and 2002, respectively.

Note 16: Employee Stock Ownership Plan

The Bank has an employee stock ownership plan for the benefit of substantially all employees. The ESOP borrowed $2,254,000 from the Company and used those funds to acquire 225,400 shares of the Company’s stock at $10 per share. Principal payments were made in even annual amounts over a seven year period. The last principal payment was made on December 31, 2002.

Shares issued to the ESOP were allocated to ESOP participants based on principal repayments made by the ESOP on the loan from the Company.

Shares totaling 32,200 for 2002 with an average fair value of $19.11 per share were committed to be released, resulting in ESOP compensation expense of $615,262. There were no shares committed to be released and no ESOP compensation expense for 2004 and 2003. The ESOP shares as of December 31 were as follows:

	2004	2003

Allocated shares	200,026	219,962
Shares released for allocation	—	—
Unreleased shares	—	—

Total ESOP shares	200,026	219,962

Fair value of unreleased shares at December 31	$—	$—

Note 17: Stock Option Plan

The Company has a fixed option plan under which the Company may grant options that vest pro-rata over five years to selected officers and directors. The exercise price of each option is intended to equal the fair value of the Company’s stock on the date of grant. An option’s maximum term is ten years.

A summary of the status of the plan at December 31, 2004, 2003 and 2002, and changes during the years then ended is presented below:

	2004		2003		2002
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding, beginning of year	262,100	$12.87	357,248	$12.43	359,708	$12.31
Granted	2,500	23.25	10,000	25.10	12,500	17.55
Exercised	74,780	12.51	98,548	12.45	14,960	12.23
Forfeited	3,200	11.69	6,600	12.07	—

Outstanding, end of year	186,620	$13.33	262,100	$12.87	357,248	$12.43

Options exercisable, end of year	163,120		225,457		301,510

The fair value of options granted is estimated on the date of the grant using an option-pricing model with the following weighted-average assumptions:

	2004	2003

Dividend yields	1.72%	1.58%
Volatility factors of expected market price of common stock	20.68%	11.96%
Risk-free interest rates	4.25%	3.20%
Expected life of options	10 years	10 years

Weighted-average fair value of options granted during the year	$6.96	$4.89

The following table summarizes information about stock options under the plan outstanding at December 31, 2004:

		Options Outstanding		Options Exercisable
		Weighted-Average	Weighted-		Weighted-
	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$12.30	109,220	2.1 years	$12.30	109,220	$12.30
11.69	38,400	5 years	11.60	38,400	11.69
13.94	2,500	4.3 years	13.94	2,500	13.94
13.44	5,000	5.75 years	13.44	4,000	13.44
12.00	9,000	6 years	12.00	3,000	12.00
23.25	2,500	9.33 years	23.25	—	23.25
25.10	10,000	9 years	25.10	2,000	25.10
17.55	10,000	8 years	17.55	4,000	17.55

	186,620			163,120

Note 18: Earnings Per Share

     Earnings per share (EPS) were computed as follows:

	Year Ended December 31, 2004
		Weighted-	Per Share
	Income	Average Shares	Amount
Basic earnings per share
Income available to common stockholders	$2,986,822	1,506,717	$1.98

Effect of dilutive securities stock options	—	94,231

Diluted earnings per share
Income available to common stockholders and assumed conversions	$2,986,822	1,600,948	$1.87

	Year Ended December 31, 2003
		Weighted-	Per Share
	Income	Average Shares	Amount
Basic earnings per share
Income available to common stockholders	$1,635,776	1,478,568	$1.11

Effect of dilutive securities stock options	—	136,246

Diluted earnings per share
Income available to common stockholders and assumed conversions	$1,635,776	1,614,814	$1.01

	Year Ended December 31, 2002
		Weighted-	Per Share
	Income	Average Shares	Amount
Basic earnings per share
Income available to common stockholders	$1,930,336	1,469,003	$1.31

Effect of dilutive securities stock options	—	131,026

Diluted earnings per share
Income available to common stockholders and assumed conversions	$1,930,336	1,600,029	$1.21

Note 19: Disclosures about Fair Value of Financial Instruments

The following table presents estimated fair values of the Company’s financial instruments. The fair values of certain of these instruments were calculated by discounting expected cash flows, which involves significant judgments by management and uncertainties. Fair value is the estimated amount at which financial assets or liabilities could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Because no market exists for certain of these financial instruments and because management does not intend to sell these financial instruments, the Company does not know whether the fair values shown below represent values at which the respective financial instruments could be sold individually or in the aggregate.

	December 31, 2004		December 31, 2003
	Carrying			Carrying
	Amount	Fair Value	Amount	Fair Value

Financial assets
Cash and cash equivalents	$38,103,174	$38,103,174	$16,830,900	$16,830,900
Available-for-sale securities	26,055,036	26,055,036	20,745,891	20,745,891
Loans held for sale	587,202	587,202	376,088	376,088
Loans, net of allowance for loan losses	234,507,250	236,538,054	279,405,053	284,125,582
Federal Home Loan Bank stock	16,152,500	16,152,500	15,205,900	15,205,900
Interest receivable	1,667,579	1,667,579	2,086,988	2,086,988
Cash surrender value of life insurance	4,292,074	4,292,074	4,115,213	4,115,213

Financial liabilities
Deposits	231,008,870	231,265,251	250,012,778	251,322,278
Long-term debt	58,675,000	57,102,433	63,975,000	64,977,140
Advance payments by borrowers for taxes and insurance	416,400	416,400	488,539	488,539
Interest payable	221,784	221,784	310,783	310,783

Unrecognized financial instruments (net of contract amount)
Commitments to originate loans	0	0	0	0
Letters of credit	0	0	0	0
Lines of credit	0	0	0	0

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

Cash and Cash Equivalents, Federal Home Loan Bank Stock, and Cash Surrender Value of Life Insurance

The carrying amount approximates fair value.

Securities

Fair values equal quoted market prices, if available. If quoted market prices are not available, fair value is estimated based on quoted market prices of similar securities.

Loans Held for Sale

For homogeneous categories of loans, such as mortgage loans held for sale, fair value is estimated using the quoted market prices for securities backed by similar loans, adjusted for differences in loan characteristics.

Loans

The fair value of loans is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. Loans with similar characteristics were aggregated for purposes of the calculations. The carrying amount of accrued interest approximates its fair value.

Deposits

Deposits include demand deposits, savings accounts, NOW accounts, and certain money market deposits. The carrying amount approximates fair value. The fair value of fixed-maturity time deposits is estimated using a discounted cash flow calculation that applies the rates currently offered for deposits of similar remaining maturities.

Long-Term Debt

Rates currently available to the Company for debt with similar terms and remaining maturities are used to estimate fair value of existing debt.

Interest Payable and Advance Payments to Borrowers for Taxes and Insurance

     The fair value approximates carrying value.

Commitments to Originate Loans, Letters of Credit and Lines of Credit

The fair value of commitments to originate loans is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of forward sale commitments is estimated based on current market prices for loans of similar terms and credit quality. The fair values of letters of credit and lines of credit are based on fees currently charged for similar agreements or on the estimated cost to terminate or otherwise settle the obligations with the counterparties at the reporting date.

Note 20: Significant Estimates and Concentrations

Accounting principles generally accepted in the United States of America require disclosure of certain significant estimates and current vulnerabilities due to certain concentrations. Estimates related to the allowance for loan losses, mortgage servicing rights, mortgage backed securities premiums, and foreclosed assets held for sale are reflected in the footnotes regarding loans, mortgage servicing rights, securities, and foreclosed assets held for sale. Current vulnerabilities due to certain concentrations of credit risk are discussed in the footnote on commitments and credit risk.

Note 21: Commitments and Credit Risk

The Company grants agribusiness, commercial, residential and consumer loans to customers located primarily in Central Illinois. The Company’s loans are generally secured by specific items of collateral including real property, consumer assets and business assets. Although the Company has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their contracts is dependent upon economic conditions in Central Illinois. The Company has a significant concentration in construction and commercial real estate loans related to the real estate market in Bloomington-Normal.

Commitments to Originate Loans

Commitments to originate loans are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.

At December 31, 2004 and 2003, the Company had outstanding commitments to originate loans aggregating approximately $11,804,000 and $16,733,000, respectively. The commitments extended over varying periods of time with the majority being disbursed within a one-year period. Loan commitments at fixed rates of interest amounted to $10,405,000 and $15,842,000 at December 31, 2004 and 2003, respectively, with the remainder at floating market rates.

Letters of Credit

Letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loans to customers.

The Company had total outstanding letters of credit amounting to $549,000 and $1,267,000, at December 31, 2004 and 2003, respectively. At December 31, 2004, the Bank’s deferred revenue under standby letters of credit agreements was nominal.

Lines of Credit

Lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Lines of credit generally have fixed expiration dates. Since a portion of the line may expire without being drawn upon, the total unused lines do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate. Management uses the same credit policies in granting lines of credit as it does for on-balance-sheet instruments.

At December 31, 2004, the Company had granted unused lines of credit to borrowers aggregating approximately $6,400,000 and $3,212,000 for commercial lines and open-end consumers lines, respectively. At December 31, 2003, unused lines of credit to borrowers aggregated approximately $9,562,000 and $3,511,000 for commercial lines and for open-end consumer lines.

Other Credit Risks

The Company had federal funds sold to one institution totaling approximately $8,207,000 and $3,248,000 at December 31, 2004 and 2003. The Company had a concentration of funds on deposit with the Federal Home Loan Bank totaling approximately $24,460,000 and $6,891,000 at December 31, 2004 and 2003.

At December 31, 2004, approximately 3% of the Company’s total time deposits consisted of jumbo certificates of deposits which were issued through a broker and had minimum denominations in excess of $100,000.

Note 22: Future Change in Accounting Principle

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-based Compensation, that sets accounting requirements for “share-based” compensation to employees. This statement will require the Company to recognize in the income statement the grant-date fair value of the stock options and other equity-based compensation issued to employees, but expresses no preference for a type of valuation model. This Statement is effective on July 1, 2005. The unvested stock options that are outstanding on the effective date of SFAS No. 123R that were previously included as part of the net income in Note 1 will be charged to expense over the remaining vesting period, without any changes in measurement. The adoption of SFAS No. 123R is not expected to have a material impact on the Company’s results of operations, financial position or cash flows.

Note 23: Condensed Financial Information (Parent Company Only)

Presented below is condensed financial information as to financial position, results of operations and cash flows of the Company:

Condensed Balance Sheets

	December 31,
	2004	2003

Assets
Cash	$44,778	$70,255
Interest-bearing demand deposits	2,260,739	661,132

Total cash and cash equivalents	2,305,517	731,387

Investment in common stock of subsidiary	32,014,354	30,362,756
Loans, net of allowance for loan losses of $50,000 at December 31, 2004 and 2003	3,565,426	3,899,888
Other	716,444	516,366

Total assets	$38,601,741	$35,510,397

Liabilities
Long-term debt	$2,000,000	$2,000,000
Other	554,666	518,612

Total liabilities	2,554,666	2,518,612

Stockholders’ Equity	36,047,075	32,991,785

Total liabilities and stockholders’ equity	$38,601,741	$35,510,397

Condensed Statements of Income

	Year Ended December 31,
	2004	2003	2002
Income
Dividends from subsidiary	$1,725,000	$2,235,000	$1,550,622
Other income	207,074	262,155	280,125

Total income	1,932,074	2,497,155	1,830,747

Expenses
Provision for loan losses	—	25,000	—
Other expenses	691,897	377,215	524,480

Total expenses	691,897	402,215	524,480

Income Before Income Tax and Equity in Undistributed Income of Subsidiary	1,240,177	2,094,940	1,306,267
Income Tax Benefit	(94,400)	(56,808)	(134,281)

Income Before Equity in Undistributed Income of Subsidiary	1,334,577	2,151,748	1,440,548
Equity in Undistributed Income (Expense) of Subsidiary	1,652,245	(515,972)	489,788

Net Income	$2,986,822	$1,635,776	$1,930,336

Condensed Statements of Cash Flows

	Year Ended December 31,
	2004	2003	2002
Operating Activities
Net income	$2,986,822	$1,635,776	$1,930,336
Items not requiring (providing) cash
Provision for loan losses	—	25,000	—
Equity in undistributed income of subsidiary	(1,652,245)	515,972	(489,788)
Net change in Other assets	(200,078)	(85,685)	(239,417)
Other liabilities	36,054	36,640	115,745

Net cash provided by operating activities	1,170,553	2,127,703	1,316,876

Investing Activities
Net change in ESOP loan	—	—	309,200

Net change in loans	334,462	(840,688)	—

Net cash provided by (used in) investing activities	334,462	(840,688)	309,200

Financing Activities
Repayments of long-term debt	—	(1,750,000)	(500,000)
Proceeds from stock options exercised	935,290	1,226,923	183,042
Purchase of treasury stock	(702,678)	(1,221,082)	(1,427,230)
Dividends paid	(614,488)	(603,587)	(464,351)
Tax benefit related to stock options exercised	450,991	275,883	—

Net cash provided by (used in) financing activities	69,115	(2,071,863)	(2,208,539)

Net Change in Cash and Cash Equivalents	1,574,130	(784,848)	(582,463)

Cash and Cash Equivalents at Beginning of Year	731,387	1,516,235	2,098,698

Cash and Cash Equivalents at End of Year	$2,305,517	$731,387	$1,516,235

Quarterly Financial Information

The following is a summary of selected quarterly results of operations for the years ended December 31, 2004 and 2003:

Quarter Ended

In thousands except share data	12/31	09/30	06/30	03/31
December 31, 2004
Net interest income	$2,624	$2,582	$2,735	$2,756
Provision (credit) for loan losses	(364)	141	(76)	(174)
Noninterest income	1,202	429	307	669
Noninterest expense	2,686	1,916	1,953	2,508
Income before income tax	1,504	954	1,165	1,091
Net income	970	599	731	687

Basic earnings per share	$0.64	$0.40	$0.48	$0.46
Diluted earnings per share	$0.60	$0.38	$0.46	$0.43
December 31, 2003:
Net interest income	$2,693	$2,745	$2,648	$2,586
Provision for loan losses	1,595	476	306	85
Noninterest income	632	1,013	790	824
Noninterest expense	2,311	2,502	1,964	2,113
Income before income tax	(581)	780	1,168	1,212
Net income	(324)	497	721	742

Basic earnings (loss) per share	($0.22)	$0.33	$0.49	$0.51
Diluted earnings (loss) per share	($0.22)	$0.31	$0.45	$0.46

Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A Controls and Procedures

     (a) Disclosure controls and procedures. We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Our disclosure controls and procedures are the controls and other procedures that we designed to ensure that we record, process, summarize and report in a timely manner the information we must disclose in reports that we file with or submit to the SEC. C. William Landefeld, our President and Chief Executive Officer, and Dallas G. Smiley, our Executive Vice President and Chief Financial Officer, reviewed and participated in this evaluation. Based on this evaluation, Messrs. Landefeld and Smiley concluded that, as of the date of their evaluation, our disclosure controls were effective.

     (b) Internal controls. During the quarter ended December 31, 2004, there have not been any significant changes in our internal accounting controls or in other factors that could significantly affect those controls.

Item 9B Other Information

     None

PART III

Item 10 Directors and Executive Officers of the Registrant

		Position, Principal Occupation,
Name and Age		Business Experience and Directorship
Dr. Lowell M. Thompson	66	Director since 1987 and current Chairman. Practicing dentist.

Mary Ann Webb	58	Director since 2003. Partner in a certified public accounting firm. Also a member of the Audit, Nominating and Compensation Committees of our Board of Directors.

C. William Landefeld	65	Director, President and Chief Executive Officer since 1987.

Harold L. Hoeferle	67	Appointed to the Company’s Board in December, 2000. Owner of Apartment Mart, Inc., a company specializing in property management. Member of the Audit Committee of our Board of Directors.

Martin L. Hogan	49	Appointed to the Company’s Board in August, 2001. Owner/President of Central Illinois Development which is responsible for the development and compliance of 120 Subway Sandwich Restaurants in 50 counties in Central Illinois. Owner of 9 Subway restaurants in Central Illinois. Member of the Nominating and Compensation Committees of our Board of Directors

Arthur W. Mier	62	Appointed to the Company’s Board in January, 2000. Director of the Bank since 1998. Regional Manager of Choctaw-Kaul Distribution Company. Member of the Audit and Nominating Committees of our Board of Directors.

L. Carl Borngasser	67	Appointed to the Company’s Board in January, 2000. Director of the Bank since 1995. Retired Executive Vice President of Citizens Savings Bank. Member of the Audit and Compensation Committees of our Board of Directors.

Audit Committee Financial Expert

Our Board of Directors has determined that we have an Audit Committee financial expert, as defined by the Securities and Exchange Commission, serving on our Audit Committee. Mary Ann Webb is our Audit Committee financial expert, and she is independent as independence for audit committee members is defined in the National Association of Securities Dealers’ listing standards, as those standards have been modified or supplemented.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of our employees, officers and directors, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our Code of Ethics contains written standards that we believe are reasonably designed to deter wrongdoing and to promote:

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commissions and in other public communications we make;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting of violations of the code to an appropriate person or persons named in the code; and

•	Accountability for adherence to the code.

This Code of Ethics is attached hereto as Exhibit 14. We will provide to any person without charge, upon request, a copy of our Code of Ethics. Requests for a copy of our Code of Ethics should be made to our Secretary at 2101 North Veterans Parkway, Bloomington, Illinois 61704. We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or a waiver from, a provision of our Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller or persons performing similar functions and that relates to any element of the code definition enumerated in Securities and Exchange Commission, Regulation S-K, Item 406(b) by posting such information on our Web site at http://www.csbnet.com within five business days following the date of the amendment or waiver.

Compliance With Section 16

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors, and persons who own more than 10% of any registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater than 10% shareholders are required by regulation to furnish the Company with copies of all Section 16(a) reports they file.

Based on its review of the copies of the reports it has received and written representations provided to the Company from the individuals required to file the reports, the Company believes that all Directors and Executives of the Company filed all reports required on a timely basis pursuant to Section 16 of the Securities Exchange Act of 1934.

Item 11 Executive Compensation

The following table shows, for the years ended December 31, 2004, 2003 and 2002, the cash compensation paid by the Bank, as well as certain other compensation paid or accrued for those years, to the Chief Executive Officer and other executive officers (“Named Executive Officers”) who accrued salary and bonus in excess of $100,000 in fiscal year 2003.

Compensation Table
		Annual Compensation			Long-Term Compensation
					Awards		Payouts
				Other		Securities
				Annual	Restricted	Underlying		All Other
				Compen-	Stock	Options/	LTIP	Compen-
Name and Principal		Salary	Bonus	sation	Awards	SARs	Payouts	sation
Positions	Year	($)(1)	($)(1)	($)(2)	($)(3)	(#)(4)	($)(5)	($)
C. William Landefeld	2004	$265,535	$21,692	—	—	—		$19,884	(6)
President and Chief	2003	$265,535	—	—	—	—	—	$38,141	(7)
Executive Officer	2002	$259,424	$18,623	—	—	—	—	$114,017	(8)

Dallas G. Smiley	2004	$160,000	$20,000	—	—	—	—	$10,948	(6)
Executive Vice President,	2003	$146,000	—	—	—	—	—	$10,948	(7)
Treasurer, Chief	2002	$140,400	$10,800	—	—	—	—	$63,122	(8)
Financial Officer
and Corporate
Secretary

(1)	Under Annual Compensation, the column entitled “Salary” includes directors’ fees and amounts deferred by the Named Executive Officer pursuant to the Bank’s 401(k) Plan, pursuant to which employees may defer up to 15% of their compensation, up to the maximum limits under the Internal Revenue Code of 1986, as amended (the “Code”). The level of salary may vary due to limits imposed on contributions to 401(k) plans and employee stock ownership plans by the Code (see, footnotes (6), (7), and (8) below). The column entitled “Bonus” consists of board approved discretionary Bonuses.

(2)	For 2004, there were no (a) prerequisites over the lesser of $50,000 or 10% of the individual’s total Salary and Bonus for the year; (b) payments of above-market preferential earnings on deferred compensation; (c) payments of earnings with respect to long-term incentive plans prior to settlement or maturation; (d) tax payment reimbursements; or (e) preferential discounts on stock.

(3)	For 2004, 2003 and 2002, there were no stock awards to any Named Executive Officer.

(4)	For 2004, 2003 and 2002, there were no stock options granted to any Named Executive Officer.

(5)	For 2004, 2003 and 2002, there were no payouts or awards under any long-term incentive plan.

(6)	Includes $8,200 and $6,400 in employer contributions to the Bank’s 401(k) Plan for Messrs. Landefeld and Smiley, respectively. Includes disability and life insurance premiums paid by the Bank of $2,890 for Mr. Landefeld. Includes $1,821 in employer contribution to the Supplemental Executive Retirement Plan (the “SERP”) for Mr. Landefeld for the excess amount due under the 401(k) Plan and ESOP for the fiscal year ended December 31, 2004. Includes contributions of $6,973 and $5,025 for Messrs. Landefeld and Smiley, respectively pursuant to the Bank’s profit sharing plan.

(7)	Includes $8,000 and $5,840 in employer contributions to the Bank’s 401(k) Plan for Messrs. Landefeld and Smiley, respectively. Includes disability and life insurance premiums paid by the Bank of $1,825 for Mr. Landefeld. Includes $21,581 in employer contribution to the Supplemental Executive Retirement Plan (the “SERP”) for Mr. Landefeld for the excess amount due under the 401(k) Plan and ESOP for the fiscal year ended December 31, 2003. Includes contributions of $6,735 and $5,108 for Messrs. Landefeld and Smiley, respectively pursuant to the Bank’s profit sharing plan.

(8)	Includes the value of 2,339 and 1,909 shares of Common Stock allocated to Messrs. Landefeld and Smiley, respectively, pursuant to the Bank Employee Stock Ownership Plan (“ESOP”). Includes $6,985 and $5,616 in employer contributions to the Bank’s 401(k) Plan for Messrs. Landefeld and Smiley, respectively. Includes disability and life insurance premiums paid by the Bank of $1,549 for Mr. Landefeld. Includes $39,556 and $1,995 in employer contribution to the Supplemental Executive Retirement Plan (the “SERP”) for Messrs. Landefeld and Smiley, respectively, for the excess amount due under the 401(k) Savings Plan and ESOP for the fiscal year ended December 31, 2002. Includes contributions of $6,750 and $6,750 for Messrs. Landefeld and Smiley, respectively pursuant to the Bank’s profit sharing plan.

Total Options Exercised in 2004 and Year-End Values

This table gives information for options exercised by each of the named executive officers in 2004 and the value (stock price less exercise price) of the remaining options held by those officers at year-end price of the Common Stock.

FISCAL YEAR-END OPTION/SAR VALUES

			Number of Securities	Value of Unexercised
			Underlying Unexercised	In-the-Money
			Options/SARs at	Options/SARs at Fiscal
	Shares Acquired	Value Realized	Fiscal Year-End (#)(1)	Year End ($)(2)
	On Exercise	($)	Exercisable/Unexercisable	Exercisable/Unexercisable
C. William Landefeld	29,750	$506,494	40,650/0	$820,724/$0

Dallas G. Smiley	1,550	$31,326	40,650/0	$820,724/$0

(1)	The options in this table have an exercise price of $12.30 and became exercisable at an annual rate of 20% beginning November 12, 1997. The options expire ten (10) years from the date of grant.

(2)	Based on market value of the underlying stock at the fiscal year end of $32.49, minus the exercise price. The market price on March 1, 2005 was $33.29 per share.

     Option Grants in 2004

     No options were granted to any of the Named Executive Officers in 2004.

Other Compensation Arrangements

Employment Agreements

Agreements with C. William Landefeld.

Main Street has entered into an employment agreement with C. William Landefeld, which will become effective upon completion of the merger. This employment agreement provides for Mr. Landefeld’s employment following the merger as an Executive Vice President of Main Street. The agreement is for a two-year term and provides for an annual base salary of $150,000. The agreement also provides for Mr. Landefeld’s participation in all plans or benefits that Main Street makes available to all of its employees.

Either Main Street or Mr. Landefeld may terminate the employment agreement, at any time, upon 90 days’ prior written notice. Main Street may also terminate the employment agreement for cause, as defined in the agreement, on 30 days’ prior written notice. If Main Street terminates Mr. Landefeld’s employment without cause, he will be entitled to receive a payment equal to the total amount of compensation that he would have received if he had remained employed for the full term of the agreement, calculated as the sum of his base salary plus the value of any contributions that would have been made to Mr. Landefeld or for his benefit under all applicable retirement and benefit plans had he remained employed through the last day of the term. In this event, he will also be entitled to continued health coverage for the full term of his agreement. These severance payments are to be paid to Mr. Landefeld in equal monthly installments.

Main Street will have no continuing obligation to Mr. Landefeld if he voluntarily terminates his employment or if Main Street terminates him for cause, except in either case for salary and benefits earned through the date of termination.

Mr. Landefeld’s employment agreement includes a covenant limiting his ability for a period of one year following a termination of his employment to compete with Main Street in an area encompassing a 50-mile radius from each banking or other branch office location of Main Street and its subsidiary banks.

Main Street has also agreed that Mr. Landefeld, in connection with the change of control resulting from the merger, will be entitled to receive a payment of $781,669.20, to be paid in 36 monthly installments of $21,713.03 each following the effective time, in satisfaction of all obligations that may be owed to him under his existing employment agreement with Citizens. This amount is subject to reduction so that the total amount of payments or benefits provided to Mr. Landefeld under the existing employment agreement or other benefit plans, when added to the sum of $5,000, will not constitute an “excess parachute payment” under the Internal Revenue Code.

Mr. Landefeld will also be entitled to receive, at or prior to the effective time of the merger, (a) a distribution of 15,145 shares of Citizens common stock in respect of the Citizens Supplemental Executive Retirement Plan, plus an additional amount, if any, attributable to the Supplemental Executive Retirement Plan benefit he is entitled to for the 2004 plan year, (b) payment of up to $50,000 under the Citizens 2004 Incentive Bonus Plan and (c) an annuity contract (or cash in lieu thereof) to pay benefits to Mr. Landefeld under the Citizens Advisory Directors Retirement Plan, provided that the aggregate cost to Citizens for purchasing the annuity contracts (or cash in lieu thereof) for Mr. Landefeld and Directors Borngasser and Thompson shall not exceed $510,000.

Agreements with Dallas Smiley.

Main Street has entered into an employment agreement with Dallas Smiley, which will become effective upon completion of the merger. This employment agreement provides for Mr. Smiley’s employment following the merger as a Senior Vice President of Main Street. The agreement is for a term ending on December 31, 2005, and provides for an annual base salary of $100,000. The agreement also provides for Mr. Smiley’s participation in all plans or benefits that Main Street makes available to all of its employees.

Either Main Street or Mr. Smiley may terminate the employment agreement, at any time, upon 90 days’ prior written notice. Main Street may also terminate the employment agreement for cause, as defined in the agreement, on 30 days’ prior written notice. If Main Street terminates Mr. Smiley’s employment without cause, he will be entitled to receive a payment equal to the total amount of compensation that he would have received if he had remained employed for the full term of the agreement, calculated as the sum of his base salary plus the value of any contributions that would have been made to Mr. Smiley or for his benefit under all applicable retirement and benefit plans had he remained employed through the last day of the term. In this event, he will also be entitled to continued health coverage for the full term of his agreement. These severance payments are to be paid to Mr. Smiley in equal monthly installments.

Main Street will have no continuing obligation to Mr. Smiley if he voluntarily terminates his employment or if Main Street terminates him for cause, except in either case for salary and benefits earned through the date of termination.

Mr. Smiley’s employment agreement includes a covenant limiting his ability for a period of one year following a termination of his employment to compete with Main Street in an area encompassing a 50-mile radius from each banking or other branch office location of Main Street and its subsidiary banks.

Main Street has also agreed that Mr. Smiley, in connection with the change of control resulting from the merger, will be entitled to receive a payment of $631,964.01, to be paid in a single lump sum at closing, in satisfaction of all obligations that may be owed to him under his existing employment agreements with Citizens and Citizens Bank. This amount is subject to reduction so that the total amount of payments or benefits provided to Mr. Smiley under the existing employment agreement or other benefit plans, when added to the sum of $5,000, will not constitute an “excess parachute payment” under the Internal Revenue Code.

Mr. Smiley will also be entitled to receive, at or prior to the effective time of the merger, (a) a distribution of 1,701 shares of Citizens common stock in respect of the Citizens Supplemental Executive Retirement Plan, plus an additional amount, if any, attributable to the Supplemental Executive Retirement Plan benefit he is entitled to for the 2004 plan year, and (b) payment of up to $20,000 under the Citizens 2004 Incentive Bonus Plan.

     401(k) Plan

The Bank maintains the Profit Sharing and Savings Plan (the “Savings Plan”), which is a tax-qualified profit sharing and Salary reduction plan under Sections 401(a) and 401(k) of the Code. The Savings Plan provides participants with retirement benefits and may also provide benefits upon death, disability or termination of employment with the Bank. An employee who works at least 1,000 scheduled hours per year is eligible to participate in the Savings Plan following the completion of one year of service and attainment of age 21. A participant is always 100% vested in his or her contributions. A participant must reach one year of vesting service (total time employed) before attaining a vested interest in the employer contribution, which commences following this one year period. Participants become 20% vested in employer matching contribution after one year of service, and increase the vested percentage by 20% for each year of service completed thereafter, until attaining 100% vesting after five years of service.

Participants may make Salary reduction contributions to the Savings Plan up to the lesser of 15% of annual base Salary or the legally permissible limit (currently $3,000 generally, and $16,000 for employees who will reach age 50 by December 31, 2004). The Savings Plan provides that, with respect to 4% contributed by the employee, the Bank will match 100% of such contribution with funds to be invested at the direction of the employee. All participants receive a quarterly detailed statement including information regarding market value of the participant’s investment and all contributions made on his or her behalf. Any withdrawals prior to age 59 are subject to a 10% tax penalty. Participants may borrow against the vested portion of their accounts.

The Savings Plan has a profit-sharing component in addition to the matched employee contribution. The amount of the annual profit-sharing contribution is at the discretion of the Board of Directors.

Employee Stock Ownership Plan and Trust

The Bank established an ESOP and related trust for eligible employees effective on January 1, 1996. Employees employed with the Bank as of January 1, 1996 and employees of the Company or the Bank employed after such date, who have been credited with at least 1,000 hours during a twelve month period and who have attained the age of 21 will become participants. The ESOP purchased 8% of the Common stock issued in the Conversion. In order to fund the ESOP’s purchase of Common Stock, the ESOP borrowed funds from the Company equal to 100% of the aggregate purchase price of the Common Stock. The loan was repaid principally from the Company’s or the Bank’s contribution to the ESOP over a period of seven years and the collateral for the loan was the Common Stock purchased by the ESOP. Repayment of the loan was completed in 2002.

In an agreement between Citizens and Main Street that was entered into concurrently with the merger agreement, Citizens has agreed to terminate prior to closing its employee benefit plans, and to take such actions as are necessary to properly distribute to the plan participants assets it holds under the plans. On its part, Main Street has agreed that the former employees of Citizens or its subsidiary will become participants in the employee benefit plans of Main Street or its subsidiaries.

     Supplemental Executive Retirement Plan

The Bank has implemented a non-qualified Supplemental Executive Retirement Plan (the “SERP”) to provide certain officers and highly compensated employees, designated by the Board of Directors, with additional retirement benefits. The benefits provided under the SERP will make up the benefits lost to the SERP participants due to application of limitations on compensation and maximum benefits applicable to the Bank’s tax qualified 401(k) Plan and ESOP. Benefits will be provided under the SERP at the same time and in the same form as the related benefits will be provided under the 401(k) Plan and ESOP.

In an agreement between Citizens and Main Street that was entered into concurrently with the merger agreement, Citizens has agreed to terminate prior to closing its employee benefit plans, and to take such actions as are necessary to properly distribute to the plan participants assets it holds under the plans. On its part, Main Street has agreed that the former employees of Citizens or its subsidiary will become participants in the employee benefit plans of Main Street or its subsidiaries.

Directors Compensation

The Directors of the Company did not receive any fees or retainers for serving on the Company’s Board of Directors in fiscal 2003. However, the Directors did receive an annual retainer of $15,000 for serving on the Board of the Bank. Also, Directors who are not also employees of the Company receive $100 per committee meeting attended, except for the Audit Committee Chairman who receives $200 for each Audit Committee meeting attended. In addition, the Company maintains two compensation plans for Directors:

•	Stock-Based Incentive Plan. The Company maintains the Incentive Plan for both directors and employees. In 1996, each Outside Director of the Company and Bank at that time was granted non-statutory stock options to purchase 9,390 shares of Common Stock, and Stock Awards for 3,755 shares of Common Stock. The options and stock awards to Outside Directors began vesting in five equal annual installments, commencing November 12, 1997, the first anniversary of the effective date of the grants. If a director ceases service due to death or disability, all unvested options and stock awards vest immediately. In 1999, two new bank directors were each granted nonstatutory stock options to purchase 12,500 shares of common stock on terms identical to the terms of the options which were granted in 1996. No stock awards were made in the years 1997 — 2001 inclusive, and no stock option grants were made to directors in 1997, 1998 or 2000. In January 2002, three of the Company’s directors, Messrs. Hogan, Hoeferle and Mier, received stock awards of 720, 719, and 719 shares, respectively. The 2002 stock awards were immediately vested. In addition, one director, Mr. Hoeferle, received stock options in January 2001 to purchase 10,000 shares on terms identical to the terms of previous grants to directors. Also, Mr. Hogan received stock options in January 2002 to purchase 10,000 shares on the same terms. In December 2003, Ms. Webb received stock options to purchase 10,000 shares on the same terms.

•	Advisory Directors Retirement Plan. The Bank maintains an Advisory Directors Retirement Plan (formerly known as the Directors Emeritus Retirement Plan) which provides retirement benefits to duly elected Directors and Advisory Directors as of December 31, 1997. The plan provides that in consideration for services and consultation rendered as an Advisory Director, the Advisory Directors will receive annual cash benefits equal to the annual director’s fees received at the time of retirement, up to an annual maximum of $12,650 per participant in a single premium insurance annuity for each covered Advisory Director. Currently there are ten Advisory Directors.

In an agreement between Citizens and Main Street that was entered into concurrently with the merger agreement, Citizens has agreed to terminate prior to closing its employee benefit plans, and to take such actions as are necessary to properly distribute to the plan participants assets it holds under the plans. On its part, Main Street has agreed that the former employees of Citizens or its subsidiary will become participants in the employee benefit plans of Main Street or its subsidiaries.

Agreements with Directors Borngasser and Thompson.

Directors Carl S. Borngasser and Dr. Lowell M. Thompson will each be entitled to receive, at or prior to the effective time of the Merger with Main Street, an annuity contract (or cash in lieu thereof) to pay benefits to Messrs. Borngasser and Thompson under the Citizens Advisory Directors Retirement Plan, provided that the aggregate cost to Citizens for purchasing the annuity contracts (or cash in lieu thereof), along with an annuity contract (or cash) for Mr. Landefeld, shall not exceed $510,000.

Indemnification for Directors and Officers; Insurance.

Main Street has agreed to honor for at least three years from the effective date of the merger all of Citizens’ obligations with respect to indemnification currently provided by Citizens in its certificate of incorporation or bylaws in favor of the current and former officers and directors with respect to matters occurring prior to the effective time. In addition, Main Street has agreed to maintain for a period of two years extended insurance coverage of acts or omissions occurring at or prior to the effective time with respect to those persons who are currently covered by Citizens’ director and officer liability insurance policies.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF DIRECTORS,
MOST HIGHLY COMPENSATED EXECUTIVE OFFICERS AND
ALL DIRECTORS AND EXECUTIVE OFFICERS AS A GROUP

	Amount and		Ownership
	Nature of Beneficial		As a Percent of
Name	Ownership (1)		Class
Borngasser, L. Carl	25,266		1.6%
Hoeferle, Harold L	10,719	(2)	**
Hogan, Martin L	7,847	(3)	**
Landefeld, C. William.(Executive Officer and Director)	150,417	(4)	9.6%
Mier, Arthur W	7,569	(5)	**
Smiley, Dallas G. (Executive Officer)	83,650	(4)	5.2%
Thompson, Dr. Lowell M	32,985		2.1%
Webb, Mary Ann	3,600	(6)	**
All directors and executive officers as a group	321,989	(7)	19.9%

(1)	Each person effectively exercises sole (or shares with spouse or other immediate family member) voting and dispositive power as to shares reported.

(2)	Excludes 2,000 shares subject to unexercisable options granted under the Incentive Plan. Shares subject to options are exercisable on a cumulative basis in five equal annual installments commencing on January 29, 2002.

(3)	Includes 6,000 shares subject to options granted under the Incentive Plan which are currently exercisable or will become exercisable within 60 days and excludes 4,000 shares subject to unexercisable options granted under the Incentive Plan. Shares subject to options are exercisable on a cumulative basis in five equal annual installments commencing on January 28, 2003.

(4)	Includes 0 and 40,650 shares subject to options granted to Messrs. Landefeld and Smiley, respectively, under the Incentive Plan which are currently exercisable. Shares subject to options granted under the Incentive Plan commenced vesting at a rate of 20% per year beginning November 12, 1997.

(5)	Includes 2,500 shares subject to options granted under the Incentive Plan which are currently exercisable or will become exercisable within 60 days. Shares subject to options became exercisable on a cumulative basis in five equal annual installments commencing on April 26, 1999.

(6)	Includes 2,000 shares subject to options granted under the Incentive Plan which are currently exercisable or will become exercisable within 60 days and excludes 8,000 shares subject to unexercisable options granted under the Incentive Plan. Shares subject to options are exercisable on a cumulative basis in five equal annual installments commencing on December 15, 2004.

(7)	Includes a total of 51,150 options granted under the Incentive Plan which are currently exercisable or will become exercisable within 60 days and excludes a total of 14,000 shares subject to unexercisable options granted under the Incentive Plan.

**	Less than 1% ownership as a percent of class.

SECURITY OWNERSHIP OF SHAREHOLDER
HOLDING 5% OR MORE

Name and Address of	Number	Percent
Beneficial Owner	of Shares	of Class
Citizens Savings Bank Employee Stock Ownership Plan (“ESOP”) 2101 North Veterans Parkway Bloomington, Illinois 61704	200,931(1)	12.5%

C. William Landefeld 2101 North Veterans Parkway Bloomington, Illinois 61704	150,417(2)	9.3%

Millenco, L.P. c/o Millenium Management, LLC 666 Fifth Avenue New York, New York 10103	120,194(3)	7.5%

Investors of America, Limited Partnership 1504 Highway, #395 N #8-00508 Gardnerville, Nevada 89410	100,000(4)	6.2%

Dallas G. Smiley 2101 North Veterans Parkway Bloomington, Illinois 61704	83,650(5)	5.2%

(1)	Shares of Common Stock were acquired by the ESOP in the Bank’s conversion from mutual to stock form (the “Conversion”). The ESOP Committee administers the ESOP. First Bankers Trust Company has been appointed as the corporate trustee for the ESOP (“ESOP Trustee”). The ESOP Trustee, subject to its fiduciary duty, must vote all allocated shares held in the ESOP in accordance with the instructions of the participants. As of September 30, 2004, all 200,931 shares have been allocated to ESOP participants’ accounts.

(2)	The above amount includes 13,225 shares which are owned by Mr. Landefeld’s wife over which Mr. Landefeld shares voting and investment power. Mr. Landefeld has sole voting and investment power with respect to all other shares. The amount above includes 40,650 shares subject to options previously granted to Mr. Landefeld which are currently exercisable.

(3)	Based upon information disclosed in Schedule 13G filed with the SEC on February 9, 2005.

(4)	Based upon information disclosed in Schedule 13G filed with the SEC on February 3, 2005.

(5)	The amount above includes 40,650 shares subject to options previously granted to Mr. Smiley which are currently exercisable.

Equity Compensation Plan Information

Number of
securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted-average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrants	options, warrants	securities in
	and rights	and rights	column (A)
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by security holders	186,620	$13.33	5,212
Equity compensation plans not approved by security holders	—	—	—
Total	186,620	$13.33	5,212

Item 13 Certain Relationships and Related Transactions

The Bank makes loans to directors and executive officers from time-to-time in the ordinary course of business. The Bank’s current policy provides that all loans made by the Bank to its directors and executive officers are made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and do not involve more than the normal risk of collectability or present other unfavorable features.

Item 14 Principal Accountant Fees and Services

Audit Fees

Audit fees and expenses billed to the Company by BKD, LLP for the audit of the Company’s financial statements for the fiscal years ended December 31, 2004 and December 31, 2003, and for review of the Company’s financial statements included in the Company’s quarterly reports on Form 10-Q, are as follows:

2004	2003
$59,000	$62,090

Audit Related Fees

Audit related fees and expenses billed to the Company by BKD, LLP for fiscal years 2004 and 2003 for services related to the performance of the audit or review of the Company’s financial statements that were not included under the heading “Audit Fees”, are as follows:

2004	2003
$22,000	$9,462

Tax Fees

Tax fees and expenses billed to the Company for fiscal years 2004 and 2003 for services related to tax compliance, tax advice and tax planning, consisting primarily of preparing the Company’s federal and state income tax returns for the previous fiscal periods and inclusive of expenses are as follows:

2004	2003
$6,000	$5,400

All Other Fees

Fees and expenses billed to the Company by BKD, LLP for all other services provided during fiscal years 2004 and 2003 are as follows:

2004	2003
$-0-	$-0-

In accordance with Section 10A(i) of the Exchange Act, before BKD, LLP is engaged by us to render audit or non-audit services, the engagement is approved by our Audit Committee. None of the audit-related, tax and other services described in the table above were approved by the Audit Committee pursuant to Rule 2-01(c)(7)(i)(C) of Regulation S-X. None of the time devoted by BKD, LLP on its engagement to audit the Company’s financial statements for the year ended December 31, 2004 is attributable to work performed by persons other than BKD, LLP employees.

Item 15 Exhibits and Financial Statement Schedules

     (1) The following documents are filed as a part of this report:

     (1) Financial Statements

     Consolidated Financial Statements of the Company are incorporated by reference to Item 8 of this report.

PAGE
Report of Independent Registered Public Accounting Firm	40

Consolidated Balance Sheets as of December 31, 2004 and 2003	41-42
Consolidated Statements of Income for the years ended December 31, 2004, 2003 and 2002	43-44

Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002	45-46

Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002	47-48

Notes to Consolidated Financial Statements	49-78

     The remaining information appearing in the Annual Report to Stockholders is not deemed to be filed as part of this report, except as expressly provided herein.

(2)	Financial Statement Schedules

All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

(3)	Exhibits

The following exhibits are filed as part of this report.

2.1	Agreement and Plan of Merger among Main Street Trust, Inc., Citizens Acquisition LLC and Citizens First Financial Corp. dated November 7, 2004.****

3.1	Certificate of Incorporation of Citizens First Financial Corp.*

3.2	Bylaws of Citizens First Financial Corp.**

4.0	Stock Certificate of Citizens First Financial Corp.*

10.1	Citizens Savings Bank, F.S.B. Employee Stock Ownership Plan*

10.2	Form of Citizens Savings Bank, F.S.B. Supplemental Executive Retirement Plan*

10.3	Form of Citizens Savings Bank, F.S.B. Employee Severance Compensation Plan*

10.4	Citizens First Financial Corp. 1997 Stock-Based Incentive Plan***

10.5	C. William Landefeld Employment Agreement ****

10.6	Dallas G. Smiley Employment Agreement ****

14.0	Code of Ethics

23.0	Consent of BKD, LLP

31.1	Certification of C. William Landefeld Required by Rule 13a-14(a)

31.2	Certification of Dallas G. Smiley Required by Rule 13a-14(a)

32.1	Certification of C. William Landefeld required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Dallas G. Smiley required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*	Incorporated herein by reference to the Exhibits to Form SB-2, Registration Statement, filed on January 24, 1997 and any amendments thereto, Registration No. 333-556.

**	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on September 1, 2000.

***	Incorporated herein by reference to the Proxy Statement for the Special Meeting of Shareholders held on November 12, 1997.

****	Incorporated by reference from Registration Statement on Form S-4 filed by Main Street Trust, Inc. on December 23, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March, 2005.

CITIZENS FIRST FINANCIAL CORP.
By:	/s/ C. William Landefeld
C. William Landefeld
President, Chief Executive Officer and Director

Date: March 31, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Name	Title	Date
/s/ C. William Landefeld	President, Chief Executive Officer and Director
	(principal executive officer)	March 31, 2005
C. William Landefeld

/s/ Dallas G. Smiley	Executive Vice President, Secretary, Treasurer and Chief Financial Officer
	(principal accounting and financial officer)	March 31, 2005
Dallas G. Smiley

/s/ Dr. Lowell M. Thompson	Director	March 31, 2005

Dr. Lowell M. Thompson

/s/ Harold L. Hoeferle	Director	March 31, 2005

Harold L. Hoeferle

/s/ Mary Ann Webb	Director	March 31, 2005

Mary Ann Webb

/s/ L. Carl Borngasser	Director	March 31, 2005

L. Carl Borngasser

/s/ Arthur W. Mier	Director	March 31, 2005

Arthur W. Mier

/s/ Martin L. Hogan	Director	March 31, 2005

Martin L. Hogan

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger among Main Street Trust, Inc., Citizens Acquisition LLC and Citizens First Financial Corp. dated November 7, 2004.****

3.1	Certificate of Incorporation of Citizens First Financial Corp.*

3.2	Bylaws of Citizens First Financial Corp.**

4.0	Stock Certificate of Citizens First Financial Corp.*

10.1	Citizens Savings Bank, F.S.B. Employee Stock Ownership Plan*

10.2	Form of Citizens Savings Bank, F.S.B. Supplemental Executive Retirement Plan*

10.3	Form of Citizens Savings Bank, F.S.B. Employee Severance Compensation Plan*

10.4	Citizens First Financial Corp. 1997 Stock-Based Incentive Plan***

10.5	C. William Landefeld Employment Agreement ****

10.6	Dallas G. Smiley Employment Agreement ****

14.0	Code of Ethics

23.0	Consent of BKD, LLP

31.1	Certification of C. William Landefeld Required by Rule 13a-14(a)

31.2	Certification of Dallas G. Smiley Required by Rule 13a-14(a)

32.1	Certification of C. William Landefeld required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

32.2	Certification of Dallas G. Smiley required by Rule 13a-14(b) and Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*	Incorporated herein by reference to the Exhibits to Form SB-2, Registration Statement, filed on January 24, 1997 and any amendments thereto, Registration No. 333-556.

**	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on September 1, 2000.

***	Incorporated herein by reference to the Proxy Statement for the Special Meeting of Shareholders held on November 12, 1997.

****	Incorporated by reference from Registration Statement on Form S-4 filed by Main Street Trust, Inc. on December 23, 2004.